Form 10-Q
period 2009-06-30
LINCOLN FLOORPLANNING CO., INC.
filed 2009-08-13
CIK 1448500

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2009

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                   to

Commission File Number:

                   Lincoln Floorplanning Co., Inc.
       (Exact name of registrant as specified in its charter)


           Nevada	                          22-3969766
 (State of Incorporation)	           (IRS Employer ID Number)

     1326 South Ridgewood Avenue, Suite 8B, Daytona Beach, FL 32114
        (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code (386) 258-1678

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [  ]yes  [   ]no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] yes [ ]no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer []		         Accelerated filer []
Non-accelerated filer []	          Smaller reporting company [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]yes [ ]no

              APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]yes [ ] no

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 6,656,250










                               TABLE OF CONTENTS

Part I. Financial Information..........................................  4

Item 1. Financial Statements...........................................  5

Item 2. Management's Discussion and Analysis........................... 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk..... 15

Item 4T. Controls and Procedures....................................... 15

Part II. Other Information............................................. 19

Item 1. Legal Proceedings.............................................. 19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 19
Item 3. Defaults Upon Senior Securities................................ 19
Item 4. Submission of Matters to a Vote of Security Holders............ 19
Item 5. Other Information.............................................. 19

Signature.............................................................. 20

Item 6. Exhibits....................................................... 21













                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


INDEX TO FINANCIAL STATEMENTS						PAGE


Balance Sheets at June 30, 2009 [Unaudited] and December 31, 2008 . . . . 5

Unaudited Statements of Operations for the three- and six-month periods ended June 30, 2009 and 2008 and for the period from inception,
September 25, 2007, through June 30, 2009 . . . . . . . . . . . . . . . . 6

Unaudited Statements of Stockholders' Equity for the period from inception, September 25, 2007, through June 30, 2009. . . . . . . . . . . 7

Unaudited Statements of Cash Flows for the six-month periods ended
June 30, 2009 and 2008 and for the period from inception,
September 25, 2007, through June 30, 2009 . . . . . . . . . . . . . . . . 8

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . 9















                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                                   Balance Sheets
                  June 30, 2009 [Unaudited] and December 31, 2007

                                                     2009	         2008
                                                  [Unaudited]
                                                    ________           _______

ASSETS
    Current Assets
        Cash in Bank	                            $ 4,305           $ 7,546
        Notes Receivable - Related Party	          -	        4,030
        Interest Receivable - Related Party	          -	           98
        Prepaid Expenses - Related Party	      6,800	        6,800
                                                     ________          _______
    Total Current Assets	                     11,105	       18,474

    Other Assets:
    Computer software less accumulated depreciation
        of $375 in 2009 and $125 in 2008	      1,125             1,375
                                                    ________           _______
TOTAL ASSETS	                                    $12,230            19,849
                                                    ========           =======


LIABILITIES & STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable	                    $    17	      $ 1,544
        Accrued Interest Payable - Related Party         64               108
        Note Payable - Related Party	              8,500             5,000
                                                    ________	       _______
    Total Current Liabilities	                      8,581	        6,652
                                                    ________           _______
    Stockholders' Equity:
        Common Stock @ $.001 Par Value, 100,000,000
        Authorized, 6,656,250 issued		      6,656	        6,656
        Additional Paid-in Capital	             26,394	       26,394
        Subscription Receivable	                          -	       (1,275)
        Accumulated Losses during Development Stage (29,401)          (18,578)
                                                    ________          ________
    Total Equity	                              3,649 	       13,197
                                                    ________          ________
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	            $12,230  	      $19,849
                                                    ========           =======




                     See accompanying notes to financial statements.



                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                                 Statements of Operations
                                       [Unaudited]

                                                Quarter Ended          Two Quarters Ended            From
                                           _______________________    _____________________     Inception
                                               Ended	    Ended                                 Through
                                           6/30/2009	6/30/2008     6/30/2009    6/30/2008    6/30/2009
                                           __________   __________    _________    _________   __________
  Income
    Interest Income, including $916
       from a Related Party	            $      - 	 $    52     $     161     $     52     $   1,131

    Services Income, including $1,078 from a
       Related Party 	                           -	     194           406          194         1,570
                                           __________   __________   _________     ________     _________
  Total Income	                                   -	     246           567          246         2,701
                                           __________   __________   __________    ________     _________

  Expense
     Automobile Expense	                           -	       -	     -            -           159
     Bank Service Charges                         66           -           124            -           182
     Business Licenses and Permits	           -	       -             -          699         1,179
     Computer and Internet Expenses              277           -           277            -           524
     Depreciation Expense                        125           -           250            -           375
     Filing Fees                                   -           -             -            -           125
     Interest Expense	                          63	       -           175            -           585
     Meals and Entertainment	                   -	       -            11            -           500
     Office Supplies	                         679	       -	 1,365           41         2,766
     Postage and Delivery	                   -         199           130          360           632
     Printing and Reproduction	                   -	       -	    67          489           716
     Professional Fees, including $3,700
        to Related Parties	               3,866	       -         8,666        2,550        23,017
     Rent Expense- Related Party	           -	       -	     -            -           850
     Telephone Expense to Related Party            -           -           280            -           350
     Travel Expense	                          45	       -            45           97           142
                                           __________   __________   __________    ________     _________
  Total Expense	                               5,121	     199 	11,390        4,236        32,102
                                           __________   __________   __________    ________     _________
Net Income (Loss)	                    $( 5,121)	 $    47     $ (10,823)    $ (3,990)    $ (29,401)
                                           ==========   ==========   ==========    ========     =========

Income (Loss) Per Share:
     Weighted Average Shares Outstanding   6,656,250   6,347,985     6,656,250    6,347,985     6,622,841
     Loss Per Share                        ==========   ==========   ==========    ========     =========
                   	                    $  (0.00)    $ (0.00)    $   (0.00)    $  (0.00)    $   (0.00)
                                           ==========   ==========   ==========    ========     =========



                    See accompanying notes to financial statements.


                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                            Statement of Stockholders' Equity
       From Inception [September 25, 2007] through June 30, 2009 [Unaudited]


 	Date	Shares Issued/  Par    Additional Common     Accumulated Total
                to be Issued    Value  Paid-in    Stock      Deficit     Stock-
     		                       Capital    Subscribed During      Holders
                                                  Receivable Development Equity
                                                             Stage
Beginning Balances,
September 25, 2007       -     $   -	  $  -	   $      -   $      -   $    -


Shares subscribed
 for cash at $0.001
 per share by 2 insiders
 September through
 December-2007

 		    2,225,000	 2,225	     -		  -	     -     2,225

Shares subscribed at $0.001 from
 insiders 	    4,075,000	 4,075	     -       (4,075)	     -	       -

Net loss for period ended
  December 31, 2007      -	   -	     -	          -      ( 752)     (752)
                     ________   ________   ________   ______     ______   ______

Ending Balances,
 December 31, 2007  6,300,000	 6,300	     -       (4,075)      (752)    1,473

Payment of subscription
 with cash by 3
 insiders February
 through March-2008      -   	   -	     -	        250	     -       250

Payment of Subscription
 with services
 from 2 insiders
 January-2008	         -	   -	     -	      2,500	     -     2,500


Continuation of Statement of Stockholders' Equity

Shares subscribed
 for cash at $0.04
 by 2 persons
 February-2008         31,250      31	  1,219	          -	     -     1,250

Shares subscribed
 for cash at $0.04
 by 2 persons
 March-2008            37,500      38	  1,462	          -	     -     1,500

Shares subscribed
 for cash at $0.04
 by 3 persons
 April-2008            18,750      19	    731		  -	     -       750

Shares subscribed
 for cash at $0.04
 by 5 persons
 May-2008	       50,000      50	  1,950		  -	     -     2,000

Shares subscribed
 for cash at $0.04
 by 1 person
 July-2008	        6,250       6	    244		  -	     -	     250

Shares subscribed
 for cash at $0.04
 by 1 person
 August-2008           12,500      12	    488		  -	     -	     500

Shares subscribed
 for cash at $0.04
 by 2 persons
 September-2008        25,000      25	    975		  -	     -	   1,000

Purchase of 1
 insider's shares
 for cash
 September-2008      (400,000)   (400)   (3,100)          -	     -    (3,500)

Sale of treasury
 shares for cash
 to 1 person
 September-2008       400,000     400	 15,600	          -	     -	  16,000

Shares subscribed
 for cash at $0.04
 by 10 persons
 October-2008         106,250     106	  4,144		  -	     -	   4,250

Shares subscribed
 for services from
 2 persons
 October-2008          43,750      44	  1,706		  -	     -	   1,000

Shares subscribed
 for cash at $0.04
 by 2 persons
 November-2008        25,000      25	    975		  -	     -	   1,000



                                       7a


Continuation of Statement of Stockholders' Equity

Payment of subscripton with
 cash by 1 insider
 December-2008           -         -         -           50          -        50

Net loss for
 year ended
 December 31, 2008       -         -	     -		  -    (17,826)  (17,826)
                       ______   _____    ______       ______   ________  _______
Ending Balances,
 December 31, 2008
                    6,656,250  $6,656   $26,394   $  (1,275)  $(18,578)  $13,197

Payment of subscription with
 cash by 2 insiders
 [Unaudited]             -         -         -        1,275          -     1,275
 March 31, 2009 [Unaudited]

Net loss for the six months
 ended June 30, 2009
 [Unaudtied]             -         -         -		  -    (10,823)  (10,823)

Ending Balances,
 March 31, 2009        ______   _____    ______      _______   ________   ______
 [Unaudtied]        6,656,250  $6,656   $26,394	  $	  -   $(29,401)	 $ 3,649
                       ======  ======   =======    =========   ========   ======

                  See accompanying notes to financial statements.



                                       7b




                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                                 Statements of Cash Flow
                                      [Unauditied]


                                   Two Quarters Ended
                                   ______________________            From
                                      Quarter     Quarter       Inception
                                        Ended	    Ended         Through
                                    6/30/2009	6/30/2008       6/30/2009
                                   __________   _________       _________

   OPERATING ACTIVITIES
        Net Loss		   $ (10,823)	$ (3,990)	$ (29,401)

        Add non-cash expenses to Net Loss:
	   Depreciation Expense          250           -              375
           Common Stock Issued
              for Services                 -       2,550            2,750

        Adjustments to reconcile Net Loss
              to net cash used by operations:
	   Notes Receivable            4,030      (6,501)               -
           Interest Receivable            98           -                -
           Prepaid Expenses                -           -           (6,800)
           Accounts Payable	      (1,526)          -               18
           Accrused Interest Payable    ( 45)          -               63
                                      _______     _______          _______
    Net cash used by Operating
        Activities	              (8,016)	  (7,941)         (32,995)
                                      _______     _______          _______
    FINANCING ACTIVITIES
        Proceeds from Notes Payable    8,500	   4,300	   17,400
        Payments on Notes Payable     (5,000)	       -	  ( 8,900)
        Common Stock for Cash, Net     1,275	   5,749           28,800
                                      _______     _______          _______
    Net cash provided by Financing
       Activities                      4,775      10,049           37,300
                                      _______     _______          _______
    Net cash increase for period      (3,241)	   2,108    	    4,305
    Cash at beginning of period        7,546	   1,473   	        -
                                      _______     _______          _______
    Cash at end of period           $  4,305	 $ 3,581         $  4,305
                                      =======     =======          =======
    SUPPLEMENTAL INFORMATION:
        Cash Paid for Interest      $    219     $     -         $    521
                                      =======     =======          =======

	Non-Cash Investing Financing
        Transactions - Stock Issued
        for Computer Software       $      -     $     -         $  1,500
                                      =======      ========        =======


                   See accompanying notes to financial statements.


                       LINCOLN FLOORPLANNING CO., INC.
                        [A Development Stage Company]
                        Notes to Financial Statements
               June 30, 2009 [Unaudited] and December 31, 2008

NOTE 1 - ORGANIZATION

Organization and Line of Business:

Lincoln Floorplanning Co., Inc. (the "Company") is currently a developmental stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on September 25, 2007. The Company's purpose is to raise capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT POLICIES

Basis for Presentation:

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed financial statements have been prepared in accordance with the Company's customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the years ending December 31, 2009 and 2008. For further information, refer to the financial statements and Notes thereto for the years ended December 31, 2008 and 2007 included in the Company's registration statement on Form S-1 filed with the SEC and declared effective July 7, 2009.

Going Concern:

The accompanying condensed unaudited financial statements include the accounts of the Company in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has approximately $29,000 in net operating losses as of June 30, 2009, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109." FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss per share amounts and related shares outstanding for both the basic and diluted are approximately the same therefore only one set calculations are presented. The Company had no stock options, warrants, or any other potentially dilutive instruments at June 30, 2009 or December 31,2008.

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company's financial condition or results of operation.

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets.

This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation
No. 46(R)". FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".
FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company's results of operations, financial condition or cash flows.


NOTE 3 - FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

The Company has completed filing with the U.S. Securities and Exchange Commission two forms to become public and sell shares to the public. The Company filed a Form 10 under the Securities and Exchange Act of 1934 to start reporting its operations. In conjunction with the Form 10, the Company filed a S-1 under the Securities and Exchange Act of 1933 to sell its shares to the

public.   The plan is for the Company to sell 4,000,000 authorized yet unissued shares of stock and existing shareholders to sell 1,065,000 shares of stock totaling 5,065,000 shares sold to the public at $0.50 per share. The costs for this offering is estimated to be less than $200,000. The Company's Form 10 and S-1 are now effective requiring reporting under the 1934 Act with an active 1933 Act registration [declared effective on July 7, 2009].

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has a customer, a used car dealership, which is owned and operated by two officers. This customer has been used to test the operation of the products being offered by the Company. During 2008, the Company loaned a total of $11,300 to this related party of which $4,030 is outstanding at December 31, 2008 and earned $1,427 of revenue from services provided through December 31, 2008. During 2009 the outstanding balance was paid and earned an additional $567 of revenue from services provided through June 30, 2009.
The outstanding balance is due within 120 days, bears interest at 2% per month and is collateralized by vehicles.

Related party note payable totaling $5,000 at December 31, 2008 is interest bearing at twelve (12%) percent per annum and due upon demand. At
December 31, 2008, $108 accrued interest expense and payable has been recorded. At June 30, 2009, the note payable was paid and $112 interest expense for total of $220 interest paid on the $5,000 note payable. Two officers of the Company loaned $8,500 at June 30, 2009 with interest bearing at 9% per annum and due upon demand. As of June 30, 2009, interest expense accrued for these notes payable totaled $64.

Two officers of the Company have provided professional services for legal and
accounting in the amount of $2,500.   Also, an officer sold 400,000 shares of
stock to the Company for $3,500, which the Company sold to an existing shareholder for $16,000. This shareholder has been hired to be corporate counsel and received a retainer deposit of $8,000 as prepayment for services of which $1,200 in legal services has been incurred as of December 31, 2008
[Refer to Note 5 - Subsequent Events].

The Company also sublets office space from this stockholder on a month-to-month basis and as of December 31, 2008 has paid $850 for rent and $70 for telephone service. As of June 30, 2009 the Company has paid an additional $280 [unaudited] for telephone service.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the shareholder who had been hired as corporate counsel [Refer to Note 4 - Related Party Transactions] on July 2, 2009, was no longer able to practice law in Florida. However, he is still able to practice in another state, Pennsylvania. Currently management is negotiating an
arrangement for the outstanding prepayment for services	($6,800) to be used
and/or repaid to the Company. In management's opinion, a satisfactory agreement will be entered into for the benefit of the Company and its shareholders.















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BACKGROUND

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this prospectus.

Overview

We are a development stage company. We have generated no income from operations to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern. Although we will need only approximately $160,000 to remain in business during the next 12 months with minimal operations, we need a minimum of approximately $250,000 during the next 12 months to implement our business plan to provide floor plan financing.

Since our inception, we have devoted our activities to the following:

Creating, developing and testing our proprietary software and systems for floor plan financing;

         Developing our marketing strategy;
         Determining the market for our products; and Securing enough capital to carry out these activities.

Plan of Operations

We have generated no revenues from operations during the period from inception to the present time.

Development stage operating expenditures during the period from inception on September 25, 2007 to December 31, 2008 were $20,712 which consisted primarily of general and administrative expenses related to our formation and legal, accounting and other fees related to our formation and this offering. The same related expenses for the six month period ended June 30, 2009 were $11,390 and the total from Inception, September 25, 2007 through June 30, 2009 were $32,102.

                                       15
Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At December 31, 2008, we had total assets of $19,849 consisting of cash, notes receivable, interest receivable, prepaid expenses and computer software.

At December 31, 2008, we had total liabilities of $6,652 consisting of accounts payable, a related party note and interest payable.

At June 30, 2009, we had total assets of $12,230 consisting of cash, notes receivable, interest receivable, prepaid expenses and computer software.

At June 30, 2009, our total liabilities were $8,581 consisting of accounts payable, notes and interest payable to Richard R. Cook and Steven G. Salmond, officers and related parties of the Company.

We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

   Find and Lease a location for company offices
   Purchase office equipment
   Hire employees and begin training
   Begin Operations
   Start Marketing Phase Develop Sales Materials and Presentations.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of its equity securities or the public sales of equity securities. Current management is willing and able to supplement capital raised in this public offering with additional investment.

We have no agreement, commitment or understanding to secure any funding from any other source.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Lincoln Floorplanning Co., Inc., a Nevada Corporation formed on September 25, 2007 plans to provide Floor Plan Financing to used car dealerships in North Carolina (initially) at interest rates and fees competitive with the market place for this type of financing.

Lincoln has never been in bankruptcy or receivership. The Company is a new venture.

Lincoln's executive office is located at 1326 South Ridgewood Avenue, Suite 8B, Daytona Beach, FL 32114. The telephone number is (386) 258-1678, and the fax number is (386) 258-1677.

The rates and terms by which the Company rents office space from a shareholder do not deviate from market rates and terms in any way.

Lincoln is not operating its business until such time as capital is raised for operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the company is in the development stage and has no operations with related markets, no market risks exist to be reported in this filing.

Item 4T. Controls and Procedures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures
(2) inadequate segregation of duties consistent with control objectives; and
(3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009 provided sufficient funding becomes available through the Company's S-1 filing. Additionally, we plan to test our updated controls and remediate our deficiencies as financial conditions allow.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.










                              PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Lincoln is not involved in any litigation or any material legal proceeding. No Officer or Director is involved in any litigation or any material legal proceeding.

Item 1A. Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(b) Lincoln has not sold any of our registered securities.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Item 6.  Exhibits.

Exhibit 3.(i) - Amended and Restated Articles of Incorporation
Exhibit 3.(ii)- Bylaws of Lincoln Floorplanning Co., Inc.
Exhibit 31.1 - Certification of Chief Executive Officer of Lincoln Floorplanning Co., Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 - Certification of Chief Financial Officer of Lincoln Floorplanning Co., Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 - Certification of Chief Executive Officer of Lincoln Floorplanning Co., Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2 - Certification of Chief Executive Officer of Lincoln Floorplanning Co., Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Lincoln Floorplanning Co., Inc.


By: /s/ Timothy L. Kuker                       	Date:    August 12, 2009

    Timothy L. Kuker,
    Chief Executive Officer






















                                                            Exhibit-3.(i)

                        AMENDED AND RESTATED
                     ARTICLES OF INCORPORATION
                                OF
                  LINCOLN FLOORPLANNING CO., INC.

                          ARTICLE I.  NAME

The name of the corporation shall be LINCOLN FLOORPLANNING CO., INC.

                  ARTICLE II.  NATURE OF BUSINESS

This corporation may engage or transact in any or all lawful activities or business permitted under the laws of the United States, the State of Nevada or any other state, country, territory, or nation.

                    ARTICLE III.  CAPITAL STOCK

The maximum number of shares of stock that this corporation is authorized to have outstanding at any one time is 100 million shares of common stock having a par value of .001 per share.

                  ARTICLE IV.  TERM OF EXISTENCE

This corporation is to exist perpetually.

         ARTICLE V.  LIABILITY OF DIRECTORS AND OFFICERS

The directors of this corporation are not personally liable
to the corporation or its stockholders for damages for breach of fiduciary duty as a director or officer. However, such limitation of liability does not eliminate or limit the liability of a director or officer for: (a) Acts or omissions which involve intentional misconduct, fraud or violation of the
law or, (b)   the payment of dividends in violation of NRS 78.30.




                                                                Exhibit-3.(ii)

              BYLAWS OF LINCOLN FLOORPLANNING CO., INC.
                ARTICLE I  MEETINGS OF SHAREHOLDERS

Section 1 Annual Meeting. The annual shareholder meeting of this corporation shall be held on the second Saturday of January of each year or at such other time and place designated by the Board of Directors of the corporation provided that if said day falls on a legal holiday, then the meeting will be held on the first business day thereafter. Business transacted at said meeting will include the election of directors of the corporation.

Section 2   Special Meetings.   Special meetings of the shareholders will be
held when directed by the President, Board of Directors, or the holders of not less than 10 percent of all of the shares entitled to vote at the meeting. A meeting requested by shareholders of the corporation will be called for a date not less than 10 nor more than 60 days after the request is made, unless the shareholders requesting the meeting designate a later date. The call for the meeting will be issued by the Secretary, unless the President, Board of Directors, or shareholders requesting the meeting will designate another person to do so.

Section 3   Place.   Meetings of shareholders will be held at the principal
place of business of the corporation or at such other place as is designated by the Board of Directors.

Section 4 Notice. Written notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose(s) for which said special meeting is called, will be delivered not less than 10 nor more than 60 days before the meeting, either personally or by first class mail, by or at the direction of the President, the Secretary or the officer or persons calling the meeting to each shareholder of record entitled to vote at such meeting.
If mailed, such notice will be deemed to be delivered when deposited in the United States mail and addressed to the shareholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.

Section 5   Notice of Adjourned Meeting.   When a meeting is adjourned to
another time or place, it will not be necessary to give any notice of the adjourned meeting provided that the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken. At such an adjourned meeting any business may be transacted that might have been transacted on the original date of the meeting. If, however, after the adjournment, the Board of Directors fixes a new record date for the adjourned meeting, a notice of the adjourned meeting will be given on the new record date as provided in this Article to each shareholder of record entitled to vote at such meeting.

Section 6   Shareholder Quorum and Voting.   Fifty-one (51) percent of the
shares entitled to vote, represented in person or by proxy, will constitute a quorum at a meeting of shareholders. If a quorum, as herein defined, is present, the affirmative vote of 51% of the shares represented at the meeting and entitled to vote on the subject matter thereof will be the act of the shareholders unless otherwise provided by law.

Section 7   Voting of Shares.   Each outstanding share will be entitled to one
vote on each matter submitted to a vote at a meeting of shareholders.

Section 8   Proxies.   A shareholder may vote either in person or by proxy
provided that any and all proxies are executed in writing by the shareholder or his duly authorized attorney-in- fact. No proxy will be valid after the duration of eleven (11) months from the date thereof unless otherwise provided in the proxy.

Section 9   Action by Shareholders Without a Meeting.   Any action required or
permitted by law, these bylaws, or the Articles of Incorporation of this corporation to be taken at any annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote, provided that a written consent is filed setting forth the action so taken, and signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, as provided by law.

ARTICLE II   DIRECTORS

Section 1   Function.   All corporate powers, business, and affairs will be
exercised, managed and directed under the authority of the Board of Directors.

Section 2   The directors may or may not be shareholders of this corporation.

Section 3   Compensation of Directors.   Stockholders will have the authority
to fix the compensation for directors of this corporation.

Section 4   Presumption of Assent.   A director of the corporation who is
present at a meeting of the Board of Directors at which action on any corporate matter is taken will be presumed to have assented to the action taken unless he votes against such action or abstains from voting in respect thereto because of an asserted conflict of interest.

Section 5   Number.   This corporation will not have less than one nor more
than eleven directors.

Section 6   Election and Term.   Each person named in the Articles of
Incorporation as a member of the initial Board of Directors will hold office until his successor will have been qualified and elected at the first annual meeting of shareholders, or until said director's earlier resignation, removal from office or death. Except that the Incorporator may name the initial Board of Directors. At the first annual meeting of shareholders and at each annual meeting thereafter, the shareholders will elect directors to hold office until the next annual meeting. Each director will hold office for a term for which he is elected until his successor will have been qualified and elected, his prior resignation, his removal from office or his death.

Section 7   Vacancies.   Any vacancy occurring in the Board of Directors will
be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy will hold office only until the next election of directors by the shareholders.

Section 8   Removal of Directors.   At a meeting of shareholders called
expressly for that purpose, any director or the entire Board of Directors may be removed, with or without cause, by a vote of the holders of sixty (60) percent of the shares then entitled to vote at an election of directors.

Section 9   Quorum and Voting.   Fifty-one (51) percent of the number of
directors fixed by these bylaws shall constitute a quorum for the transaction of business. The act of fifty-one (51) percent of the directors present at a meeting at which a quorum is present will be the act of the Board of Directors.

Section 10   Executive and Other Committees.   A resolution adopted by sixty
six and two thirds (66 2/3) percent of the Board of Directors, may designate from among its members an executive committee and/or other committee(s) which will have and may exercise all the authority of the Board of Directors to the extent provided in such resolution, except as is provided by law.

Section 11   Place of Meeting.   Special or regular meetings of the Board of
Directors will be held at the Administrative Offices of the Company, or at such other location as may be mutually acceptable to the members attending the meeting.

Section 12   Notice, Time and Call of Meetings.   Regular meetings of the
Board of Directors will be held without notice immediately upon adjournment of the annual meeting. Written notice of the time and place of special meetings of the Board of Directors will be given to each director by either personal delivery, telegram or cablegram at least fifteen (15) days before the meeting or by notice mailed to the director at least fifteen (15) days prior to the meeting.

Notice of a meeting of the Board of Directors need not be given to any director who signs a waiver of notice either before or after the meeting. Attendance of a director at a meeting will constitute a waiver of notice of such meeting and waiver of any and all objections to the place of the meeting, the time of the meeting, or the manner in which it has been called or convened, except when a director states, at the beginning of the meeting, any objection to the transaction of business because the meeting is not lawfully called or convened.

Neither the business to be transacted nor the purpose of regular or special meetings of the Board of Directors need be specified in the notice or waiver of notice of such meeting. A majority of the directors present, whether or not a quorum exists, may adjourn any meeting of the Board of Directors to another time and place. Notice of any such adjourned meeting will be given to the directors who were not present at the time of the adjournment.

Meetings of the Board of Directors may be called by the chairman of the board, the president of the corporation or any two directors.

Members of the Board of Directors may participate in a meeting of such board by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

Section 13   Action Without a Meeting.   Any action required to be taken at a
meeting of the Board of Directors, or any action which may be taken at a meeting of the Board of Directors or a committee thereof, may be taken without a meeting if a consent in writing, setting forth the action so to be taken, signed by all of the directors, or all of the members of the committee, as the case may be, is filed in the minutes of the proceedings of the board or of the committee. Such consent will have the same effect as a unanimous vote.

ARTICLE III  OFFICERS

Section 1   Officers.   The officers of this corporation will consist of a
president, a vice president, a secretary and a treasurer, each of whom will be elected by a majority vote of the Board of Directors. Such other officers and assistant officers and agents as may be deemed necessary may be elected or appointed by a majority vote of the Board of Directors from time to time. Any two or more officers may be held by the same person.

Section 2   Duties.   The officers of this corporation will have the following
duties:
The President will be the chief executive officer of the corporation, who generally and actively manages the business and affairs of the corporation subject to the directions of the Board of Directors. He will preside at all meetings of the shareholders and Board of Directors. The Vice President will in the event of the absence or inability of the President to exercise his office become acting president of the organization with all of the rights, privileges and powers as if he had been duly elected president. The Secretary will have custody of, and maintain all of the corporate records except the financial records. Furthermore, he will record the minutes of all meetings of the shareholders and Board of Directors, send all notices of meetings and perform such other duties as may be prescribed by the Board of Directors or the President.

The Treasurer shall retain custody of all corporate funds and financial records, maintain full and accurate accounts of receipts and disbursements and render accounts thereof at the annual meetings of shareholders and whenever else required by the Board of Directors or the President, and perform such other duties as may be prescribed by the Board of Directors or the President.

Section 3   Removal of Officers.   An officer or agent elected or appointed by
a majority vote of the Board of Directors may be removed by a majority vote of the Board of Directors whenever in its judgment the best interests of the corporation will be served thereby. Any vacancy in any office may be filled by the Board of Directors.

ARTICLE IV  STOCK CERTIFICATES

Section 1   Issuance.   Every holder of share(s) in this corporation will be
entitled to have a certificate representing all share(s) to which he is holder. No certificate representing share(s) will be issued until such share(s) is/are fully paid.

Section 2   Form.   Certificates representing share(s) in this corporation will be signed by the President or Vice President and the Secretary or an Assistant Secretary and will be sealed with the seal of this corporation.

Section 3   Transfer of Stock.   The corporation will register a stock
certificate presented for transfer if the certificate is properly endorsed by the holder of record or by his duly authorized agent.

Section 4 Lost, Stolen, or Destroyed Certificates. If the shareholder will claim to have lost or destroyed a stock certificate representing shares issued and recorded by the corporation, a new certificate will be issued upon said shareholder presenting an affidavit claiming the certificate to be lost, stolen or destroyed. At the discretion of the Board of Directors, said shareholder will deposit a bond or other indemnity in such amount and with such sureties, if any, as the board may require.

ARTICLE V  BOOKS AND RECORDS

Section 1   Books and Records.   This corporation will keep accurate and
complete books, records of account, and minutes of the proceedings of all meetings of shareholders, Board of Directors, committees of directors and official correspondence. This corporation will keep, at its registered office and at the office of its attorneys a record of all shareholders indicating the name, address, shareholder identification numbers and number of shares held by each registered shareholder. Any books, records and minutes may be in written form or in any other form capable of being converted into written form.

Section 2   Shareholders Inspection Rights.   Any person who has been or
presently is a holder of record of shares or of voting trust certificates, at least six months immediately preceding his demand to examine Company records may, upon written demand stating the purpose thereof, have the right to examine and to make extracts in person or by agent or attorney, at any reasonable time(s), for any proper purpose, the corporation's relevant books, records of accounts, minutes and records of shareholders.

Section 3   Financial Information.   Not later than four months after the
close of each fiscal year, this corporation will prepare a balance sheet showing the financial condition of the corporation at the close of the fiscal year, and a profit and loss statement showing the results of the operations of the corporation during the fiscal year. Upon written request of any shareholder or holder of voting trust certificates for shares, the corporation will mail to that shareholder or holder of voting trust certificates a copy of the most recent balance sheet and profit and loss statement. The balance sheet and profit and loss statement will be filed in the registered office of the corporation in this state, will be kept for at least five years, and will be subject to inspection during business hours by any shareholder or holder of voting trust certificates, in person or by agent.

ARTICLE VI  DIVIDENDS

The Board of Directors of this corporation may, from time to time, declare dividends on its shares in cash, property or its own shares, except when the corporation is insolvent or when the payment thereof would render the corporation insolvent, subject to the provisions of the Nevada Statutes.

ARTICLE VII CORPORATE SEAL

The Board of Directors will provide a corporate seal which will be in circular form embossing in nature and stating "Corporate Seal", "Nevada", year of incorporation and the name of said corporation.

ARTICLE VIII  AMENDMENT

These bylaws may be altered, amended or repealed; and altered, amended or new bylaws may be adopted by a sixty six and two thirds (66 2/3) percent of the stockholders at a meeting at which at least fifty-one (51) percent of the stockholders are present.

January 31, 2008

By:  /s/ Richard R. Cook
     _______________________
     Richard R. Cook
     Corporate Secretary












                                                               Exhibit 31.1
OFFICER'S CERTIFICATES

PURSUANT TO SECTION 302

I, Timothy L. Kuker, certify that:

1. I have reviewed this report on Form 10 of Lincoln Floorplanning Co., Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 12, 2009



By: /S/ Timothy L. Kuker


Timothy L. Kuker
President (CEO)




                                                             Exhibit 31.2

I, Steven G. Salmond, certify that:

1. I have reviewed this report on Form 10 of Lincoln Floorplanning Co., Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2009

By: /s/ Steven G. Salmond


Steven G. Salmond
Treasurer (CFO)



                                                                Exhibit 32.1
                       CERTIFICATION PURSUANT TO

                        18 U.S.C. SECTION 1350

                        AS ADOPTED PURSUANT TO

            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Lincoln Floorplanning Co., Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 12, 2009

By: /s/ Timothy L. Kuker


Timothy L. Kuker
President (CEO)

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Lincoln Floorplanning Co., Inc. and will be retained by Lincoln Floorplanning Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                Exhibit 32.2
                       CERTIFICATION PURSUANT TO

                        18 U.S.C. SECTION 1350

                        AS ADOPTED PURSUANT TO

            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Lincoln Floorplanning Co., Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 12, 2009

By: /s/ Steven G. Salmond


Steven G. Salmond
Treasurer (CFO)


A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Lincoln Floorplanning Co., Inc. and will be retained by Lincoln Floorplanning Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

