Form 10-Q
period 2009-09-30
LINCOLN FLOORPLANNING CO., INC.
filed 2009-11-16
CIK 1448500

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [ X ]yes  [   ]no

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

                                 7,648,750












                               TABLE OF CONTENTS

Part I. Financial Information..........................................

Item 1. Financial Statements...........................................  1

Item 2. Management's Discussion and Analysis........................... 11

Item 3. Quantitative and Qualitative Disclosures about Market Risk..... 13

Item 4T. Controls and Procedures....................................... 13

Part II. Other Information............................................. 17

Item 1. Legal Proceedings.............................................. 17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 17
Item 3. Defaults Upon Senior Securities................................ 17
Item 4. Submission of Matters to a Vote of Security Holders............ 17
Item 5. Other Information.............................................. 17

Signature.............................................................. 17

Item 6. Exhibits....................................................... 18













                                       3

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


INDEX TO FINANCIAL STATEMENTS						PAGE


Balance Sheets at September 30, 2009 [Unaudited] and December 31, 2008 . . . 1

Unaudited Statements of Operations for the three- and nine-month periods ended September 30, 2009 and 2008 and for the period from inception,
September 25, 2007, through September 30, 2009 . . . . . . . . . . . . . . . 2

Unaudited Statements of Stockholders' Equity for the period from inception, September 25, 2007, through September 30, 2009. . . . . . . . . . 3

Unaudited Statements of Cash Flows for the nine-month periods ended
September 30, 2009 and 2008 and for the period from inception,
September 25, 2007, through September 30, 2009 . . . . . . . . . . . . . . . 4

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  5


















                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                                   Balance Sheets
                 September 30, 2009 [Unaudited] and December 31, 2008

                                                     2009	         2008
                                                  [Unaudited]
                                                    ________           _______

ASSETS
    Current Assets
        Cash in Bank	                            $   655           $ 7,546
        Notes Receivable - Related Party	          -	        4,030
        Interest Receivable - Related Party	          -	           98
        Prepaid Expenses - Related Party	      6,350	        6,800
                                                     ________          _______
    Total Current Assets	                      7,005	       18,474

    Other Assets:
    Computer software less accumulated depreciation
        of $500 in 2009 and $125 in 2008	      1,000             1,375
                                                    ________           _______
TOTAL ASSETS	                                    $ 8,005            19,849
                                                    ========           =======


LIABILITIES & STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable	                    $   361	      $ 1,544
        Accrued Interest Payable - Related Party          -               108
        Note Payable - Related Party	                  -             5,000
                                                    ________	       _______
    Total Current Liabilities	                        361	        6,652
                                                    ________           _______
    Stockholders' Equity:
        Common Stock, @ $.001 Par Value,
        100,000,000 authorized shares, 7,648,750
        and 6,656,250 shares issued and outstanding
        at September 30,2009 and December 31, 2008,
        respectively				      7,648		6,656


        Additional Paid-in Capital	             65,165	       26,394
        Subscription Receivable	                          -	       (1,275)
        Accumulated Losses during Development Stage (65,169)          (18,578)
                                                    ________          ________
    Total Equity	                              7,644 	       13,197
                                                    ________          ________
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	            $ 8,005  	      $19,849
                                                    ========           =======




                     See accompanying notes to financial statements.



                                       1



                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                                 Statements of Operations
                                       [Unaudited]

                                                Quarter Ended          Year-to-date Ended            From
                                           _______________________    _____________________     Inception
                                               Ended	    Ended                                 Through
                                           9/30/2009	9/30/2008     9/30/2009    9/30/2008    9/30/2009
                                           __________   __________    _________    _________   __________
  Income
    Interest Income, including $916
       from a Related Party	            $      - 	 $   742     $     161     $    793     $   1,131

    Services Income, including $1,078 from a
       Related Party 	                           -	     388           405          582         1,569
                                           __________   __________   _________     ________     _________
  Total Income	                                   -	   1,130           566        1,375         2,700
                                           __________   __________   __________    ________     _________

  Expense
     Automobile Expense	                         103	      53	   103           53           262
     Bank Service Charges                         45           -           170            -           228
     Business Licenses and Permits	         300         408           300        1,178         1,479
     Computer and Internet Expenses                -           -           277            -           524
     Depreciation Expense                        125           -           375            -           500
     Director Fees			      19,200	       -        19,200            -        19,200
     Filing Fees                                 144           -           144            -           269
     Interest Expense	                           - 	      82           175           82           585
     Meals and Entertainment	                   -	     169            11          169           500
     Office Supplies	                         847	     151	 2,211          193         3,612
     Postage and Delivery	                 208          57           338          417           840
     Printing and Reproduction	                 414	      37	   481          526         1,130
     Professional Fees, including $3,700
        to Related Parties	              13,723	   5,000        22,389        7,550        36,740
     Rent Expense- Related Party	         518	     350	   518          350         1,368
     Telephone Expense to Related Party          140           -           420            -           490
     Travel Expense	                           -	       -            45           97           142
                                           __________   __________   __________    ________     _________
  Total Expense	                              35,767	   6,379 	47,157       10,615        67,869
                                           __________   __________   __________    ________     _________
Net Income (Loss)	                    $(35,767)	 $(5,249)    $ (46,591)    $ (9,240)    $ (65,169)
                                           ==========   ==========   ==========    ========     =========

Income (Loss) Per Share:
     Weighted Average Shares Outstanding   7,432,489   6,452,785     6,915,322    6,383,265     5,903,905
     Loss Per Share                        ==========   ==========   ==========    ========     =========
                   	                    $  (0.00)    $ (0.00)    $   (0.01)    $  (0.00)    $   (0.01)
                                           ==========   ==========   ==========    ========     =========



                    See accompanying notes to financial statements.


                                       2







                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                            Statement of Stockholders' Equity
    From Inception [September 25, 2007] through September 30, 2009 [Unaudited]


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


                                      3

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



                                       3a


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
 March 31, 2009 [Unaudited]

Payment of notes payable & related
 accrued interest from 2 insiders
 July-2009 at $0.040 per
 share                212,500     212     8,351           -          -     8,563

Shares subscribed for services from
 2 pesons July-2009 at
 $0.040 per share     300,000     300    11,700           -          -    12,000

Shares issued to directors for
 services rendered July-2009
 at $0.040 per share  480,000     480    18,720           -          -    19,200

Net loss for the nine months
 ended September 30, 2009
 [Unaudtied]             -         -         -		  -    (46,591)  (46,591)

Ending Balances,
 September 31, 2009    ______   _____    ______      _______   ________   ______
 [Unaudtied]        7,648,750  $7,648   $65,165	  $	  -   $(65,169)	 $ 7,644
                       ======  ======   =======    =========   ========   ======

                  See accompanying notes to financial statements.



                                       3b




                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                                 Statements of Cash Flow
                                      [Unauditied]


                                   Three Quarters Ended
                                   ______________________            From
                                      Quarter     Quarter       Inception
                                        Ended	    Ended         Through
                                    9/30/2009	9/30/2008       9/30/2009
                                   __________   _________       _________

   OPERATING ACTIVITIES
        Net Loss		   $ (46,591)	$ (9,240)	$ (65,169)

        Add non-cash expenses to Net Loss:
	   Depreciation Expense          375           -              500
           Common Stock Issued
              for Services            31,263       2,550           34,013

        Adjustments to reconcile Net Loss
              to net cash used by operations:
	   Notes Receivable            4,030      (4,794)               -
           Interest Receivable            98        (578)               -
           Prepaid Expenses              450      (8,000)          (6,350)
           Accounts Payable	      (1,183)         17              361
           Accrused Interest Payable    (108)          -                -
                                      _______     _______          _______
    Net cash used by Operating
        Activities	             (11,666)	 (20,045)         (36,645)
                                      _______     _______          _______
    FINANCING ACTIVITIES
        Proceeds from Notes Payable    8,500	  12,400	   17,400
        Payments on Notes Payable     (5,000)	  (8,100)	  ( 8,900)
        Common Stock for Cash, Net     1,275	  19,750           28,800
        Subscription receivable            _         250                _
                                      _______     _______          _______
    Net cash provided by Financing
       Activities                      4,775      24,300           37,300
                                      _______     _______          _______

    Net cash increase for period      (6,891)	   4,255    	      655
    Cash at beginning of period        7,546	   1,473   	        -
                                      _______     _______          _______
    Cash at end of period           $    655	 $ 5,728          $   655
                                      =======     =======          =======
    SUPPLEMENTAL INFORMATION:
        Cash Paid for Interest      $    219     $     -          $   521
                                      =======     =======          =======

	Non-Cash Investing Financing
        Transactions - Stock Issued
        for Computer Software       $      -     $     -         $  1,500
                                      =======      ========        =======


                   See accompanying notes to financial statements.

                     LINCOLN FLOORPLANNING CO., INC.
                     [A Development Stage Company]
                     Notes to Financial Statements
          September 30, 2009 [Unaudited] and December 31, 2008


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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT POLICIES

Basis for Presentation:

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed financial statements have been prepared in accordance with the Company's customary accounting practices and, in the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for the reported interim periods have been made and were of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the years ending December 31, 2009 and 2008. For further information, refer to the financial statements and Notes thereto for the years ended December 31, 2008 and 2007 included in the Company's registration statement on Form S-1 filed with the SEC and declared effective July 7, 2009.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has approximately $65,000 in net operating losses as of September 30, 2009, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss per share amounts and related shares outstanding for both the basic and diluted are approximately the same therefore only one set calculations are presented. The Company had no stock options, warrants, or any other potentially dilutive instruments at September 30, 2009 or December 31,2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.

In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities. The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available. Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value. Finally it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy. The new guidance is effective for interim periods ending after August 26, 2009. The adoption of the guidance did not have a material impact on the Company's results of operations or financial position.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have an impact on the Company's results of operations or financial position.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value
reflecting changes in the valuation techniques and related inputs.   The
guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The adoption of the guidance did not have a material impact on the Company's results of operations or financial position.

In April 2009, the FASB issued guidance requiring companies to disclose information about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair value for these assets and liabilities was only disclosed annually. The guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. The new guidance is effective for interim periods ending after June 15, 2009. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of the new guidance did not have a material impact on the Company's results of operations or financial position.


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

This shareholder has been hired to be corporate counsel and received a retainer deposit of $8,000 as prepayment for services of which $1,200 in legal services has been incurred as of December 31, 2008.

This shareholder who had been hired as corporate counsel, was no longer able to practice law in Florida as of July 2, 2009. However, he is still able to practice in another state, Pennsylvania. Currently management is negotiating an
arrangement for the outstanding prepayment for services	($6,800) to be used
and/or repaid to the Company. In management's opinion, a satisfactory agreement will be entered into for the benefit of the Company and its shareholders.

The Company also sublets office space from this stockholder on a month-to-month basis and as of December 31, 2008 has paid $850 for rent and $70 for telephone service. As of September 30, 2009 the Company has paid an additional $420 [unaudited] for telephone service.

On July 21, 2009, the Company issued 212,500 registered shares valued at $0.04 per share in full payment for Notes Payable of $8,500 and related accrued interest of $63.

On July 21, 2009, the Company issued 480,000 registered shares to the Directors of the Company for services rendered to the Company. These shares were recorded at $0.04 per share totaling $19,200, which were expensed as director's fees.

NOTE 5 - UNRELATED PARTY TRANSACTIONS

On July 21, 2009, the Company issued 300,000 registered shares to two unrelated parties for services rendered to the Company. These shares were recorded at $0.04 per share totaling $12,000, which were expensed as professional fees.

Note 6 - SUBSEQUENT EVENTS

The company has no material subsequent events to report through the date these financial statements that were issued on November 13, 2009.

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

Development stage operating expenditures during the period from inception on September 25, 2007 to December 31, 2008 were $20,712 which consisted primarily of general and administrative expenses related to our formation and legal, accounting and other fees related to our formation and this offering. The same related expenses for the nine month period ended September 30, 2009 were $47,156 and the total from Inception, September 25, 2007 through September 30, 2009 were $67,868.

                                       11
Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At December 31, 2008, we had total assets of $19,849 consisting of cash, notes receivable, interest receivable, prepaid expenses and computer software.

At December 31, 2008, we had total liabilities of $6,652 consisting of accounts payable, a related party note and interest payable.

At September 30, 2009, we had total assets of $8,005 consisting of cash, prepaid expenses and computer software.

At September 30, 2009, our total liabilities were $361 consisting of accounts payable.

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

Item 4T. Controls and Procedures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     -Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     -Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     -Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures
(2) inadequate segregation of duties consistent with control objectives; and
(3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of matters to a Vote of Security Holders.

None

Item 5.  Other Information.

The Company held its Annual Meeting on September 29,2009. Shareholders re-elected Timothy L. Kuker, Ronald S. Worl and Steve n G. Salmond as Directors. The Directors then elected Kuker President (CEO), Worl Vice-President and Salmond Secretary and Treasurer (CFO).

The Company has not obtained a market maker because FINRA will not allow a broker to quote the stock while the Company has an effective Offering open.
The Company feels this position by FINRA denies Lincoln access to the public markets because it is a small issuer. The Public Offering that became effective July 7, 2009 through an S-1 Registration clearly stated Lincoln's intention to obtain a broker and sell its IPO on the NASDAQ Bulletin Board. The Company intends to close the S-1 and then have a broker file a form 211 with FINRA to be able to quote the stock. Lincoln will then file another S-1 Registration.

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


Lincoln Floorplanning Co., Inc.


By: /s/ Timothy L. Kuker                       	Date:    November 13, 2009

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

January 31, 2008

By:  /s/ Richard R. Cook
     _______________________
     Richard R. Cook
     Corporate Secretary












                                                               Exhibit 31.1
OFFICER'S CERTIFICATES

PURSUANT TO SECTION 302

I, Timothy L. Kuker, certify that:

1. I have reviewed this report on Form 10-Q of Lincoln Floorplanning Co., Inc.;

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

Date:  November 13, 2009



By: /S/ Timothy L. Kuker


Timothy L. Kuker
President (CEO)




                                                             Exhibit 31.2

I, Steven G. Salmond, certify that:

1. I have reviewed this report on Form 10-Q of Lincoln Floorplanning Co., Inc.;

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

Date: November 13, 2009

By: /s/ Steven G. Salmond


Steven G. Salmond
Treasurer (CFO)



                                                                Exhibit 32.1
                       CERTIFICATION PURSUANT TO

                        18 U.S.C. SECTION 1350

                        AS ADOPTED PURSUANT TO

            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Lincoln Floorplanning Co., Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 13, 2009

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

                                                                Exhibit 32.2
                       CERTIFICATION PURSUANT TO

                        18 U.S.C. SECTION 1350

                        AS ADOPTED PURSUANT TO

            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Lincoln Floorplanning Co., Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 13, 2009

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

