Form 10-K
period 2009-12-31
LINCOLN FLOORPLANNING CO., INC.
filed 2010-03-29
CIK 1448500

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2009

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

               Securities to be registered pursuant to 12(b) of the Act:

	       Title of each class        Name of each exchange on which
	       to be so registered          each class to be registered

                  Not applicable                   Not applicable

             Securities to be registered pursuant to 12(g) of the Act:

	       Title of each class        Name of each exchange on which
	       to be so registered          each class to be registered

         Common Stock, Par Value $0.001            Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.             Yes     X No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes     X No

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes     X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).   Yes     X  No

Indicate by check mark whether if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.          Yes     X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer                      Accelerated filer
Non-accelerated filer                        Smaller reporting company  X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                               Yes     X  No

The total number of shares issued and outstanding as of December 31, 2009 is 8,098,750 shares.

                                Table of Contents

PART I

ITEM 1.	 BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
ITEM 1A. RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . . . . . 6
         WHERE YOU CAN FIND ADDITIONAL INFORMATION . . . . . . . . . . . .11
ITEM 1B. UNRESOLVED STAFF COMMENTS . . . . . . . . . . . . . . . . . . . .11
ITEM 2.  PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .11
ITEM 4.  (REMOVED AND RESERVED). . . . . . . . . . . . . . . . . . . . . .11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY
         SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .12
ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . .12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . .20
ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . .33
ITEM 9A(T). CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .33
ITEM 9B. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .35

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS. . . . . . . . . . . . . . . . .36
ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .39
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . .41
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE. . . . . . . . . . . . . . . . . . . . . . 43
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES. . . . . . . . . . . . . .44

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. . . . . . . . . . . . . 45

	SIGNATURES      . . . . . . . . . . . . . . . . . .  45
	EXHIBIT 3.(i)   . . . . . . . . . . . . . . . . . .  46
	EXHIBIT 3.(ii)	. . . . . . . . . . . . . . . . . .  47
	EXHIBIT 14      . . . . . . . . . . . . . . . . . .  54
	Exhibit 31.1    . . . . . . . . . . . . . . . . . .  56
	Exhibit 31.2    . . . . . . . . . . . . . . . . . .  58
	Exhibit 32.1    . . . . . . . . . . . . . . . . . .  60
	Exhibit 32.2    . . . . . . . . . . . . . . . . . .  61

PART I

ITEM 1.	BUSINESS

The Company

Lincoln Floorplanning Co., Inc., a Nevada Corporation formed on September 25, 2007, (hereinafter referred to as the Company or Lincoln) plans to provide Floor Plan Financing to used car dealerships in North Carolina (initially) at interest rates and fees competitive in the market place for this type of financing. The Company has never been in bankruptcy or receivership. The Company is a new venture. It cannot commence operations until sufficient capital is raised. Lincoln had a public offering pursuant to an S-1 registration that became effective July 7, 2009. The offering was closed prematurely because FINRA would not allow a market maker to quote the stock with an open stock offering.

The Company's executive office is located at 1326 South Ridgewood Avenue, Suite 8B, Daytona Beach, FL 32114. The telephone number is (386) 258-1678, and the fax number is (386) 258-1677.

The Company cannot conduct its business until such time as capital is raised for operations. The mailing address is 1326 S. Ridgewood Ave., Ste 8B, Daytona Beach, FL 32114.

Narrative Description of the Business

The Company intends to conduct Floor Plan Financing to used car dealerships in North Carolina initially and to other dealers in Florida, Georgia and South Carolina eventually.

Floor plan, or wholesale lending is a form of retail goods inventory financing in which each loan advance is made against a specific piece of collateral. As each piece of collateral is sold by the dealer, the loan advance against that piece of collateral is repaid. Items commonly subject to floor plan debt are automobiles, large home appliances, furniture, television and stereo equipment, boats, mobile homes, and other types of merchandise usually sold under a sales finance contract.

This type of financing involves all the basic risks inherent in any form of inventory financing. However, because of the banker's inability to exercise full control over the floored items, the exposure to loss is generally greater than in other similar types of financing. Most dealers have minimal capital bases relative to debt. As a result, close and frequent review of the dealer's financial information is necessary. In analyzing that data, it is important to review the number of units sold and the profitability of those sales. A comparison should be made between the number of units sold and the number financed to ensure that inventory levels are not excessive. As with all inventory financing, collateral value is of prime importance. Control over that requires the bank to determine the collateral value at the time the loan is placed on the books, to continuously inspect the collateral to determine its condition, and to impose a curtailment requirement sufficient to keep collateral values in line with loan balances.

Presently the Corporate President, Timothy L. Kuker and the Corporate Treasurer, Steven G. Salmond, are performing management functions.

See Item 7 for more details of the Company's Plan of Operation.

Number of Employees

The Company intends to operate for the foreseeable future with only one full time and two part time employees.

Sales and Marketing Strategy

The Company Strategy is to market to smaller dealers, auto auctions, and independent used auto dealerships where larger banking and financial institutions are not interested. Approximately 4,000 potential customers meeting this description exist in the states of North Carolina, South Carolina, Georgia, and Florida. The Company will fund floor planning of inventory and secondary financing to the purchasers of used cars from dealers using the Company as their floor plan financer using its own equity funding and funding from financial institutions with which it has established a relationship. The Compan's software mandates strict underwriting and customer approval procedures. Management believes the Company's floor planning program will quickly recapture each cash outlay, thus building capital over the short term.

The Company's strategy will allow it to rely on many small customers rather than on a few major customers.

Other than the software developed by the Company, the Company will have no patents, copy written assets, or any other contractual type arrangements except with its dealer customers.

The only governmental license needed by the Company in North Carolina is an occupational license. Various other licenses will be needed as the Company expands operations into other States.

The Company will not be subject to any environmental regulations.

Facilities

The Company rents office space from a shareholder at 1326 South Ridgewood Avenue, Suite 8B, Daytona Beach, FL 32114.

The rates and terms by which the Company rents office space from the shareholder are consistent with market rates and terms.

ITEM 1A.	RISK FACTORS

THE SHARES ARE HIGHLY SPECULATIVE, INVOLVE A HIGH DEGREE OF RISK AND SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS IN THE SHARES SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REGISTRATION STATEMENT.

Specific Risks Affecting Us:

A portion of our business depends upon obtaining and maintaining required licenses. Of the four states that Lincoln Floorplanning Co. Inc. intends on doing business in, differences in licensing and permits per state exist. Florida requires a sales to sales finance license that annually renews for $175. North Carolina requires a privilege license through the Department of Revenue that renews annually for $250. Georgia and South Carolina have similar licensing requirements. All states require a Certificate of Authority through The Secretary of State office with a one time filing fee. North Carolina's being a one time $250 fee. Each operating office (in addition to previously listed fees) will be required to obtain local county/city business privilege, operating license or occupational license.

All such licenses are subject to audit by the relevant government agency. Any failure to obtain or maintain required licenses could result in the termination of certain proposed operations.

We are in a competitive industry with well financed competitors.

Economic conditions are causing the sale of used cars to diminish significantly.

More General Types of Risks Affecting Us:

Development Stage Company.

Lincoln is in a development stage. Lincoln may be reliant upon additional funding to commence operations and expand its business. If Lincoln cannot obtain more working capital, operations may not commence or if commenced may be limited. Although Lincoln has not explored alternate sources of funding, additional sources of funding may be a PIPE or debt financing guaranteed by Management.

Uncertainty of Significant Assumptions.

Lincoln's plans for financing and implementing its business operations and the projection of Lincoln1s potential for profitability from its intended operations are based on the experience, judgment and certain assumptions of management and upon certain available information concerning the market for used car floor plan financing. Lincoln's plans are based on the following assumptions: That all Shares in the offering will be sold; and that Lincoln will be successful in adhering to its planned formula for growth by obtaining enough customers for its services to allow probability.

Competition.

Major competitors known throughout the industry consist of major banking facilities such as Bank of America, GMAC, and Chase Bank. Some of the smaller floorplan finance companies like Auto Use, DSC, or Flex Funding will also be competitors. The customer base that Lincoln intends to market to will limit the impact of the previously listed competitors.

Uncertainty of Adequacy of Financial Resources.

If Lincoln is unable to generate adequate operating income in a timely fashion, it may be necessary to obtain additional financing to develop planned operations. If Lincoln cannot obtain more working capital, operations may not commence or if commenced may be limited.


Dependence on Key Personnel.

Lincoln's success will depend largely on the efforts and

abilities of Lincoln's senior management. In particular, Lincoln is dependent upon Timothy L. Kuker, Steven G. Salmond, and Ronald S. Worl. The loss of services of senior management could have a substantial adverse effect on Lincoln. The expansion of Lincoln's business will be largely contingent on its ability to attract and retain highly qualified corporate and operations level management team.

Potential Liability and Insurance.

As with all businesses operating in today's somewhat litigious atmosphere, Lincoln's intended operations could expose it to a risk of liability for legal damages arising out of its operations. These risks are materially limited to suits for breach of contract and loss of financed vehicles through accidents or other occurrences of property damage. Lincoln intends to carry acceptable levels of secondary comprehensive and collision coverage insuring against loss of the collateral. It is not customary or practical to carry insurance against breach of contract suits.

No Historical Basis for Management's Opinion.

There is no basis, other than the judgment of Lincoln's management, on which to estimate, (i) the level of market acceptance or the amount of revenues which Lincoln's planned operations may generate, or (ii) other aspects of Lincoln's proposed operations.

Lincoln Has No Trading History of Common Stock.

Lincoln's Common Shares have not been traded publicly prior to this filing. Lincoln's filings with the Securities and Exchange Commission will not in and of itself provide the basis for a public market. If and when Lincoln's stock is traded in the public market, the following factors may affect its value:
Recent history has shown that the market price of the Common Stock fluctuates substantially due to a variety of factors, including market perception of Lincoln's ability to achieve its planned growth, quarterly operating results of Lincoln or other similar companies, the trading volume in Lincoln's Common Stock, changes in general conditions in the economy or other developments affecting Lincoln or its competitors. In addition, the stock market is subject to extreme price and volume fluctuations. The volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

Indemnification of Directors and Officers.

Lincoln intends to provide for the indemnification of Officers and Directors relating to their activities on behalf of Lincoln to the fullest extent permitted under Nevada law. These provisions may have the effect of providing indemnity in connection with suits brought by Shareholders against an Officer or Director who has been alleged to be negligent, if that Officer or Director acted in good faith in Lincoln's interest.

No Dividends.

No dividends have been paid on the Shares and Lincoln does not anticipate the payment of cash dividends in the foreseeable future. If the operations of Lincoln become profitable, it is anticipated that, for the foreseeable future, any income received there from would be devoted to Lincoln's proposed operations and that cash dividends would not be paid to Lincoln's Shareholders.

No Minimum Amount of Offering.

Because Lincoln's Offering has no minimum amount, it can close with only a small amount of proceeds raised. Thus, a purchaser will not know at the time of purchase whether Lincoln will be successful in undertaking the sale of all of the Shares offered hereby. As a result, the proceeds of the Offering may be insufficient to accomplish any of its objectives and Lincoln may have to borrow or otherwise raise additional funds to accomplish such objectives.

No Underwriter/Best Efforts Offering.

There is no underwriter or any commitment by any other person to purchase all or part of the Shares offered.

Dilution and Possible Future Dilution.

This offering involves immediate substantial dilution. The price of the Shares offered hereby is more than the book value of Lincoln and accordingly, investors in the Shares will sustain an immediate dilution of their investment. In the future, Lincoln's Board of Directors may issue additional Common Stock without obtaining shareholder approval. In as much as Lincoln may issue additional Shares of Common Stock in order to provide for the further capitalization of Lincoln or for other corporate purposes, there may be further dilution of the Shareholder's interests.

Arbitrary Offering Price.

The Offering Price has been determined by Lincoln after an analysis of the marketplace and bears no relationship to book value, earnings or other investment criteria. In determining the Offering Price, Lincoln considered primarily prevailing market conditions and estimates of its business potential.

Penny Stock Regulation.

The stock in this Offering will be subject to Penny Stock regulations. Broker-dealer practices in connection with transactions in Penny Stock are regulated by certain penny stock rules adopted by the Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq provided that current price and volume information with respect to transactions in such securities is provided by the exchange or systems) or to other than establish customers or accredited investors. [In general, "accredited investors" are defined as institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 with their spouses.]

The penny stock rules require a broker-dealer, prior to transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document that provided information about penny stocks and the risks in penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in connection with the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If Lincoln's securities become subject to the penny stock rules, investors in the Offering may find it more difficult to sell their securities.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

The Company intends to file an S-1 Registration Statement seeking registration of 5,591,250 shares of its common stock. The S-1 Registration will include some of those shares of the Company's stock which have been sold pursuant to Regulation D (Rule 504) or pursuant to a private placement.

For further information about the Company and the common stock registered hereby, we refer you to the current S-1 registration statement and the exhibits and schedules attached thereto. You may read and copy this information at the Public Reference Room of the SEC, 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1B  UNRESOLVED STAFF COMMENTS

There are none.

ITEM 2	PROPERTY

The Company rents fully equipped office space from a shareholder at 1326 South Ridgewood Avenue, Suite 8B, Daytona Beach, FL 32114. The Company has no property or equipment except its software for internal use.

ITEM 3.	LEGAL PROCEEDINGS

Lincoln is not involved in any litigation or any material legal proceeding. No Officer or Director is involved in any litigation or any material legal proceeding.

ITEM 4. (Removed and Reserved).

                          [Intentionally left blank]


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock has not traded on any market in the past, but Management believes the Company's shares should begin to do so. Management believes that there will be a market for the common stock of the Company on the over-the-counter market. Glendale Securities, Inc., 15233 Ventura Blvd.,
Ste 712, Sherman Oaks, CA 91403, (818)907-1505 phone, filed a Form 211 with FINRA to obtain a trading symbol, which was approved by FINRA on March 11, 2010. The trading symbol is LNCZ. The Company's common stock was approved for trading on the Over-the-Counter Bulletin Board on March 16, 2010 with a beginning Bid of $0.03 per share and an Ask of $0.04 per share.

Our stock will be quoted on the Over-the-Counter Bulletin Board, a FINRA sponsored and operated inter dealer automated quotation system. Quotation of our securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of our securities more than if the securities were quoted or listed on an exchange.

No Dividends. No dividends have been paid on the Shares and the Company does not anticipate the payment of cash dividends in the foreseeable future. If the operations of the Company become profitable, it is anticipated that, for the foreseeable future, any income received there from would be devoted to the Company's future operations and that cash dividends would not be paid to the Company's Shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

The following is a summary of the Company's selected financial data and is derived from the financial statements appearing herein.

Summary of Statement of Operations
                                     2009      2008        2007
Revenues                         $    566  $  2,134    $      0
Operating Expenses                (61,974)  (19,960)    (   752)
Operating (Loss)                  (61,408)  (17,826)    (   752)
(Loss) per common share           (  0.00)  (  0.00)    (  0.00)
Summary of Balance Sheet
Total Assets                     $ 10,827  $ 19,849    $  1,473
Long Term Obligations                   0         0           0

Total Liabilities                       0   ( 6,652)          0
Capital Stock and Paid In Surplus  90,813    32,775       2,225
Accumulated Earnings (Loss)       (79,986)  (18,578)    (   752)
Total Stockholder's Equity       $ 10,827  $ 13,197    $  1,473

The Company does not have any capital leases.
No common stock dividends have been declared.
There have been no accounting changes or other business activities that would materially affect the comparability in the information reflected in the selected financial data.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operations

We have only generated $1,569 of revenues from operations from a related party during the period from inception to the present time.

Development stage operating expenditures during the period from inception on September 25, 2007 to December 31, 2009 were $82,686 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and this offering.

Operating expenses for the year ended December 31, 2009 were $61,974 compared to $19,960 for 2008 and $752 for 2007. The increases in 2009 were for directors fees and professional fees related to our S-1 offering and Form 211 filing.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At December 31, 2009, we had total assets of $10,827 consisting of cash and prepaid expenses.

At December 31, 2009, we had total liabilities of $0.

At December 31, 2008, we had total assets of $19,849 consisting of cash, notes and interest receivable from a related party, prepaid expenses and computer software.

At December 31, 2008, our total liabilities were $6,652 consisting primarily of notes and interest payable to Jonathan Kuker, a related party.

We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

Find and lease a location for company offices, purchase office equipment, hire employees and begin training.

     Begin operations

     Start marketing phase, develop sales materials presentations

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of the Company's equity securities and the public sales of equity securities. Current management is willing and able to supplement capital raised in this public offering with additional investment.

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

PROPOSED BUSINESS

Lincoln has provided floorplan financing to T & J Auto Sales a related party located in Franklin, NC on a trial basis. Lincoln has provided this financing to T&J in order to develop and perfect its software and procedures to be used on a daily, weekly, and monthly basis for its floor plan services. The trial procedures worked to management's satisfaction. Upon obtaining the necessary capital, Lincoln will begin to offer its floorplan services to other automobile dealerships. Starting first in the Franklin, NC area and then expanding into other parts of North West, North Carolina. In order to avoid any possible conflicts of interest Lincoln will have no further dealings with T&J Auto Sales.

Lincoln's strategy is to market to smaller dealers, auto auctions, and independent used auto dealerships where larger banking and financial institutions are not interested. Approximately 4,000 potential customers meeting this description exist in the states of North Carolina, South Carolina, Georgia, and Florida. Lincoln will fund floorplanning of used car inventory. It intends to also provide financing to the purchasers of used cars from dealers who are using Lincoln as the dealer's floorplan financer using Lincoln's equity funding and funding from financial institutions with which it has established a relationship. Management believes that by using strict underwriting and approval procedures imbedded in its software procedures, Lincoln's floorplanning program should quickly recapture each cash outlay thus, building capital over the near term.

The projected trends for the used auto market expect a 5% increase in sales, up from 2008 and could allow the financing options offered by the Company to be appealing to the intended market (Saywers, Arlena. "Used-Car Forecast", Automotive News, January 19, 2009).

Based upon reports from the National Independent Automobile Dealers Association, specifically the 2008 Used Car Industry Report, Section 3, the intended market of automobile dealerships has historically sold an average of 25 automobiles per month. On average, 13 of the sold vehicles will have been financed through a floorplanning program. This nationally published information supports the example of used by the Company in its Floorplan model.

The Company completed its own survey on February 18, 2009 of 24 Used Automobile Dealers picked at random in the tri-state area (NC, GA & SC). They were asked the following questions:

1.  How many vehicles do you keep in stock? Response 35.
2.  On average, how many vehicles do you sell per month? Response 18.
3.  Do you use in-house financing for customers? Response Yes, all 24.
4. How many vehicles are sold using in-house financing? Response 10 on average.
5.  Do you use a floorplanning program? Response 10 of 24.
6.  On average, how many vehicles are in the plan? Response 14.
7. What is your average outstanding balance? Response $44,000. Some that had higher unit sales per month would not disclose the balance due on their floorplans, which explains the low average balance in the survey.

Of the 24 dealerships surveyed, 21 were interested in receiving information on the Company's floorplanning and retail financing programs.

Lincoln's figures are based on 25 dealerships that typically floorplan 10 cars per month with an average 2% per month simple interest and an average, $238, per vehicle, processing fee. Figures are also based on the average cost of a floorplanned vehicle costing from $4,000 to $7,500. Lincoln will fund an average of $100,000 blocks per dealership expecting an average use of 70% of the credit limit. An example could be conservatively based on a dealership having floorplanned 10 cars that sell on average within 60 days of funding.

For one car funded at $7,000, the dealership would pay $4.38 per day funded (times 60 days equals $263). There is also a $238 processing fee and a $10 per audit (done every 30 days) fee.

As an example on one dealerships single vehicle:

Funding amount	        $   7,000
Processing Fee                238
60 days interest              263
Audits (two audits)            20
                        _________
                        $   7,521

The revenue from one vehicle would be $521 for 60 days, times six periods per year would total $3,126. When multiplied by the expected average of 10 floorplanned vehicles per dealership, the total revenue per dealership would be $31,260 per year, of which $14,280 is from processing, $15,780 is from interest and $1,200 is from auto audit fees.

Lincoln expects to have attracted a minimum of 25 dealerships upon completion of the first full year in operation. This results in an expected $781,500 in annual gross revenue, of which $357,000 is from processing, $394,500 is from interest and $30,000 is from auto audit fees.

Lincoln's cost of money for 25 dealerships at 8% (based on $2,500,000) would equal $200,000 annually.

General and Administrative Expense is estimated to be $123,840 and Audit Floor fees $30,000 for an annual total of $153,840.

Therefore, $781,500 Gross Revenue less Interest Expense of $200,000 and Total Expenses of $ $153,840 results in a Net Revenue of $427,660 per year.

Once Lincoln has established its floorplan operation, Lincoln intends to buy consumer purchase contracts from "buy here pay here" dealers who are using Lincoln as the dealer's floorplan financer. Lincoln intends to use the following model:

Dealer buys a vehicle for $3,000. Customer buys vehicle for $5,000. Customer puts a $1,000 down payment and qualifies for Lincoln>s secondary financing program. The dealer keeps the down payment of $1,000.

Lincoln then buys the contract from dealer for $4,000 and advances 50% of the principal funds ($2,000). This clears the dealer out of its initial investment allowing dealer to replace inventory. The remaining $2,000 goes into a reserve account that will be explained below. The customer is then responsible to repay Lincoln the contract amount of $4,000 plus 29.9% interest at the contracted monthly increments ranging from six months to 24 months.

As the customer pays the monthly payment, Lincoln receives the interest and sends 50% of the remaining principal amount of the payment to the dealer.

In this case, a 24 month contract at 29.9% interest could be drawn up resulting in a $223.40 monthly payment from the customer to the Company. This results in payments from customer totaling $5,361.60, Lincoln's interest revenue would be $1,361.60 over 24 months. The interest rate of 29.9% is consistent with auto finance industry rates.

Once the customer has repaid the 50% ($2,000 plus interest) that Lincoln funded to the dealer, the monthly payment will start to decrease the reserve account in principal only increments until reserve is depleted. The principal is still sent to the dealer and Lincoln still keeps the interest.

In essence, the reserve account is a guarantee that Lincoln's investors face no foreseeable potential for loss because the contracts are collateralized and covered by both customer and the bonded dealership. In the event of default, the dealer, not the individual, is responsible to repay the remaining contracted amount, which includes both the initial funded 50% and the reserve that had not yet been released plus interest and fees, to Lincoln immediately . Lincoln has zero responsibility to attempt to collect the lost vehicle or recapture the customer's delinquent account.

Because of Management's knowledge of industry trends, Lincoln believes each of the 25 dealerships, attracted within the first year, can process 10 secondary finance customers per month, totaling 120 per year. (240 X $1,361.60 = $326,784)

Over two years, projected gross interest revenue from each dealership would be $326,784. Projected gross revenues from 25 dealerships are approximated to be $8,169,600 over two years or $4,084,800 per year.

The approximate expenses for the 25 dealerships to cover the two year contracts are as follows:

Approximate capital required to fund 25 dealerships over a two year secondary financing agreement, based on previous listed projections is $3,000,000. Cost of money based on a 8% rate on $3,000,000 is $480,000 over the two year period. Estimated administrative expenses are $2,200,000. Miscellaneous expenses, to include a reserve account, are expected to be $975,000. Total expenses estimated to be $3,655,000, resulting in gross profit of $4,514,600.

Lincoln's strategy will allow it to rely on many small customers rather than on a few major customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this item.




                            [Intentionally left blank]




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS	                                        PAGE


Report of Independent Registered Certified Public Accounting Firm ...... 21

Balance Sheets at and December 31, 2009 and 2008 ....................... 22
Statements of Operations for the twelve-month periods ended
December 31, 2009 and 2008 and for the period from inception,

September 25, 2007, through December 31, 2009 .......................... 23

Statements of Stockholders' Equity for the period from inception,
September 25, 2007, through December 31, 2009 .......................... 24

Statements of Cash Flows for the twelve-month periods ended
December 31, 2009 and 2008 and for the period from inception,
September 25, 2007, through December 31, 2009 .......................... 25

Notes to Financial Statements .......................................... 26






        Report of Independent Registered Certified Public Accounting Firm

To The Board of Directors of
Lincoln Floorplanning Co., Inc.
Daytona Beach, Florida

We have audited the accompanying balance sheets of Lincoln Floorplanning Co., Inc., a development stage company, as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Floorplanning Co., Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from inception to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue and has no commitments for funding future operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcomes of this uncertainty.

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
March 26, 2010

                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                                   Balance Sheets
                              September 30, 2009 and 2008

                                                       2009	         2008
                                                     ________           _______
                 ASSETS

    Current Assets
        Cash in Bank	                            $ 4,052           $ 7,546
        Notes Receivable - Related Party	          -	        4,030
        Interest Receivable - Related Party	          -	           98
        Prepaid Expenses - Related Party	      5,900	        6,800
                                                     ________          _______
    Total Current Assets	                      9,952	       18,474

    Other Assets:
    Computer software less accumulated depreciation
        of $625 in 2009 and $125 in 2008	        875             1,375
                                                    ________           _______
    Total Fixed Assets                                  875             1,375
                                                    ________           _______
TOTAL ASSETS	                                    $10,827           $19,849
                                                    ========           =======


LIABILITIES & STOCKHOLDERS' EQUITY
    Current Liabilities
        Accounts Payable	                    $     -	      $ 1,544
        Accrued Interest Payable - Related Party          -               108
        Notes Payable - Related Party	                  -             5,000
                                                    ________	       _______
    Total Current Liabilities	                          -	        6,652
                                                    ________           _______
    Stockholders' Equity:
        Common Stock, @ $.001 Par Value,
        100,000,000 authorized shares, 8,098,750
        and 6,656,250 issued at 2009 and 2008,        8,099             6,656
        respectively
        Additional Paid-in Capital	             82,715	       26,394
        Subscription Receivable	                          -	       (1,275)
        Deficit Accumulated during Development Stage(79,986)          (18,578)
                                                    ________          ________
    Total Stockholders' Equity	                     10,827            13,197
                                                    ________          ________
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	            $10,827  	      $19,849
                                                    ========           =======




                     See accompanying notes to financial statements.


                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                                 Statements of Operations
           From Inception [September 25, 2007] through December 31, 2009


                                           Year Ended December 31,   Inception
                                           _______________________     through
                                                                  December 31,
                                            2009            2008          2009
                                           __________   __________    _________

  Income
    Interest Income, including $161 in 2009
    and $916 in 2008 from a Related Party   $    161     $   970     $   1,131

    Services Income, including $405 in 2009
    and $1,164 in 2008 from a                    405       1,164         1,569
                                           __________   __________    _________
  Total Income	                                 566       2,134           566
                                           __________   __________    _________

  Expense
     Automobile Expense	                         103	     159	   262
     Bank Service Charges                        207          58           265
     Business Licenses and Permits	         377       1,179         1,556
     Computer and Internet Expenses              277         247           524
     Depreciation Expense                        500         125           625
     Director Fees			      19,200	       -        19,200
     Filing Fees                                 144         125           269
     Interest Expense	                         175 	     410           585
     Meals and Entertainment	                  38	     489           527
     Office Supplies	                       3,759	   1,287	 5,160
     Postage and Delivery	                 338         489           840
     Printing and Reproduction	                 728	     649	 1,377
     Professional Fees, including $3,700
        to Related Parties in 2008            33,600	  13,726        47,951
     Rent Expense- Related Party	       1,018	     850	 1,868
     Telephone Expense                           490          70           560
     Transfer Fees Expense                       975           -           975
     Travel Expense	                          45	      97           142
                                           __________   __________   __________
  Total Expense	                              61,974	  19,960 	82,686
                                           __________   __________   __________
Net Income (Loss)	                    $(61,408)	$(17,826)    $ (79,986)
                                           ==========   ==========   ==========

Income (Loss) Per Share:
     Weighted Average Shares Outstanding   7,169,312   6,483,974
     Loss Per Share                        ==========   ==========
                   	                    $  (0.01)    $ (0.00)
                                           ==========   ==========

                    See accompanying notes to financial statements.


                                                   Lincoln Floorplanning Co., Inc.
                                                    [A Development Stage Company]
                                                  Statement of Stockholders' Equity
                                     From Inception [September 25, 2007] through December 31, 2009

                                                                                                            Deficit
                                                                                                        Accumulated
                                                                             Additional  Common Stock        during           Total
                                                               Common Stock     Paid-in    Subscribed   Development   Stockholder's
                                            Shares Issued         Par Value     Capital    Receivable         Stage          Equity
                                            _______________________________________________________________________________________
Beginning Balance, September 25, 2007             -          $      -        $     -      $     -      $      -          $      -

Shares subscribed for cash at $0.001
per share by 2 insiders                      2,225,000          2,225              -            -             -             2,225

Shares subscribed at $0.001 from insiders    4,075,000          4,075              -       (4,075)            -                 -

Net loss period ended December 31 2007               -              -              -            -          (752)             (752)
                                            ______________________________________________________________________________________
Ending Balances, December 31, 2007           6,300,000          6,300              -       (4,075)         (752)            1,473

Payment of shares subscribed by 3
insiders with cash                                   -              -              -          300             -               300

Payment of shares subscribed by 2
insiders with services                               -              -              -        2,500             -             2,500

Purchase of 1 insider's shares for cash       (400,000)          (400)        (3,100)           -             -            (3,500)

Sale of treasury shares for cash to 1 person   400,000            400         15,600            -             -            16,000

Shares subscribed for cash at $0.040 per
share by 30 persons                            356,250            356         13,894            -             -            14,250

Net loss period ended December 31 2008               -              -              -            -       (17,826)          (17,826)
                                            ______________________________________________________________________________________
Ending Balances, December 31, 2008           6,656,250          6,656         26,394       (1,275)      (18,578)           13,197

Payment of shares subscribed by 2
insiders with cash                                   -              -              -        1,275             -             1,275

Payment of notes payable & related
accrued interest from 2 insiders               212,500            212          8,351            -             -             8,563

Payment of shares subscribed by 5 persons
with services at $0.040 per share              637,500            638         24,862            -             -            25,500

Shares issued to directors for services
rendered at $0.040                             330,000            330         12,870            -             -            13,200

Shares subscribed for cash at $0.040 per
share by 16 persons                            262,500            263         10,237            -             -            10,500

Net loss period ended December 31 2009               -              -              -            -       (61,408)          (61,408)
                                            ______________________________________________________________________________________
Ending Balances, December 31, 2009           8,098,750       $  8,099        $82,714      $     -     $ (79,986)        $  10,827
                                            ======================================================================================




                                                See accompanying notes to financial statements.



                             Lincoln Floorplanning Co., Inc.
                              [A Development Stage Company]
                                 Statements of Cash Flow
                                      [Unauditied]


                                           Year Ended December 31,   Inception
                                           _______________________     through
                                                                  December 31,
                                               2009         2008          2009
                                           __________   __________    _________

   OPERATING ACTIVITIES
        Net Loss		           $ (61,408)    $(17,826)   $ (79,986)

        Add non-cash expenses to Net Loss:
	   Depreciation Expense                  500          125          625
           Common Stock Issued
              for Services                    38,700        2,750       41,450

        Adjustments to reconcile to
              net cash used by operations:
	   Notes Receivable                    4,030      (4,030)            -
           Interest Receivable                    98         (98)            -
           Prepaid Expenses                      900      (6,800)       (5,900)
           Accounts Payable	              (1,544)      1,544             -
           Accrused Interest Payable             (45)        108            63
                                             _______     _______       _______
    Net cash used by Operating
        Activities	                     (18,769)	 (24,227)      (43,748)
                                             _______     _______       _______
    FINANCING ACTIVITIES
        Proceeds from Notes Payable            8,500	  17,400	25,900
        Payments on Notes Payable             (5,000)    (12,400)      (17,400)
        Common Stock for Cash, Net            11,775	  25,300        39,300
                                              _______     _______      _______
    Net cash provided by Financing Activities 15,275      30,300        47,800
                                              _______     _______      _______

    Net cash increase (decrease) for year     (3,494)	   6,073    	 4,052

    Cash at beginning of year                  7,546	   1,473             -
                                              _______     _______      _______
    Cash at end of year                     $  4,052	 $ 7,546       $ 4,052
                                              =======     =======      =======
    SUPPLEMENTAL INFORMATION:
        Cash Paid for Interest              $    283     $   302       $   585
                                              =======     =======      =======

    Non-Cash Investing Financing
        Transactions - Common Stock Issued
        for Computer Software               $      -     $ 1,500       $ 1,500
                                              =======     =======      =======

    Notes payable converted to Common Stock $  8,500     $     -       $ 8,500
                                              =======     =======      =======
    Interest payable converted to Common
        Stock                               $     63     $     -       $    63
                                              =======     =======      =======

                   See accompanying notes to financial statements.

                         LINCOLN FLOORPLANNING CO., INC.

                          [A Development Stage Company]
                          Notes to Financial Statements
                            December 31, 2009 and 2008

NOTE 1 - ORGANIZATION

Organization and Line of Business:

Lincoln Floorplanning Co., Inc. (the "Company") is currently a developmental stage company under current accounting provisions and was incorporated under the laws of the State of Nevada on September 25, 2007. The Company's purpose is to raise capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue and has no commitments for funding future operations. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to raise financing through private or public equity financing or other means and interests that it deems necessary to provide the Company with the ability to continue in existence.

Loans, Interest Income and Allowance for Loan Losses

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

The Company intends to originate floor plan financing loans for used vehicle dealerships. Floor plan loans receivable will be collateralized by used vehicle inventory. The Company also plans to originate consumer vehicle loans ranging from six to 24 months to customers of the used vehicle dealerships which will be secured by vehicles.

Fees received and direct costs incurred for the origination of the loans will be deferred and amortized to income over the life of the loans. Unamortized amounts will be recognized into income at the time loans are renewed or paid in full.

Loans will be carried at the gross amount outstanding, reduced by unearned interest, net deferred origination fees and direct costs, and an allowance for loan losses. Interest on floor plan loans will be recognized as earned under the accrual method and interest on consumer loans will be calculated and recognized using methods such as Rule of 78s and the collection method which will not differ materially from the effective interest method, which is an accrual method for recognizing revenue. Charges for late payments will be credited to income when collected.

The Company will maintain an allowance for loan losses in an amount that is adequate to cover losses inherent in the portfolio. The Company will charge against current earnings as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal. When establishing the allowance for loan losses, the Company will take into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors.

The Company will take steps to repossess a vehicle when the customer becomes delinquent in his or her payment and collection of future payments is not probable. The fair value of the repossessed vehicle will be charged as a reduction of the gross loan receivable.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles require Management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments:

The estimated fair values of all financial instruments, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has approximately $80,000 and $19,000 in net operating loss carry forwards as of December 31, 2009 and 2008, respectively, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods, the expiration for which ranges from 2027 to 2029. The allowances as of December 31, 2009 and 2008 were approximately $30,100 and $7,100, respectively.

The Company applies the provisions of FASB ASC 740 regarding uncertain tax positions which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense."

Basic and Diluted Income/(Loss) Per Share:

In accordance with guidance relating to earnings per share, the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss per share amounts and related shares outstanding for both the basic and diluted are approximately the same therefore only one set calculations are presented. The Company had no stock options, warrants, or any other potentially dilutive instruments at December 31, 2009 or December 31, 2008.

Impairment of Long-lived and Intangible Assets:

The Company will make reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable when these asset types are acquired. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company to date. The computer software of $1,500 is being amortized over thirty-six (36) months with recorded accumulated depreciation of $625 in 2009 and $125 in 2008.

Cash:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment:

Property and equipment is carried at cost less accumulated depreciation. Expenditures that extend the life of the asset are capitalized. Other expenditures for repairs and maintenance are charged to expense as incurred.

Concentration of Credit Risk:

The Company's financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the periods presented, the Company's cash deposits at financial institutions were fully insured by the FDIC.

Stock-Based Compensation:

The Company accounts for stock issued to employees, officers, and directors in accordance with guidance relating to accounting for stock-based compensation beginning with the Company's first quarter of 2007, which generally requires all stock-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Comprehensive Income (Loss):

Pronouncements relating to reporting comprehensive income, establish guidelines for all items are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net income (loss) and comprehensive net income
(loss) as defined in the statement.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "Fair Value Measurements and Disclosures," which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, "Financial Instruments," which amends previous Topic 825 guidance to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance in FASB ASC Topic 270, "Interim Reporting," to require those disclosures in summarized financial information at interim reporting periods. The Company adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our disclosures was not significant.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, "Subsequent Events," was effective in 2009. The Company adopted ASC Topic 855 during the year ended December 31, 2009. the Company has evaluated the effect subsequent events would have on the financial statements through the time these financial statements were available to be issued on March 26, 2010.

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles ("GAAP")-authoritative and nonauthoritative-and making the Accounting Standards Codification ("ASC") the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. This guidance, which was incorporated into ASC Topic 105, "Generally Accepted Accounting Principles," was effective in 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on our financial statements.

NOTE 3 - FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

The Company has completed filing with the U.S. Securities and Exchange Commission two forms to become public and sell shares to the public. The Company filed a Form 10 under the Securities and Exchange Act of 1934 to start reporting its operations. In conjunction with the Form 10, the Company filed an S-1 under the Securities and Exchange Act of 1933 to sell its shares to the public. This plan has been withdrawn from the public. This plan was for the Company to sell 4,000,000 authorized yet unissued shares of stock and existing shareholders to sell 1,065,000 shares of stock totaling 5,065,000 shares sold to the public at $0.50 per share. The costs for this offering is estimated to be less than $200,000. The Company's Form 10 is now effective requiring reporting under the 1934 Act with an active 1933 Act registration [declared effective on July 7, 2009].

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has a customer, a used car dealership, which is owned and operated by two officers. This customer has been used to test the operation of the products being offered by the Company. During 2008, the Company loaned a total of $11,300 to this related party of which $4,030 was outstanding at December 31, 2008 and earned $1,427 of revenue from services provided through

December31, 2008. During 2009 the outstanding balance was paid and the Company earned an additional $566 of revenue from services provided through December 31, 2009.

Related party note payable totaling $5,000 at December 31, 2008 is interest bearing at twelve (12%) percent per annum and due upon demand. At
December 31, 2008, $108 accrued interest expense and payable has been recorded. At December 31, 2009, the note payable was paid and $112 interest expense for total of $220 interest paid on the $5,000 note payable. Two officers of the Company loaned $8,500 to the Company at June 30, 2009 with interest bearing at 9% per annum and due upon demand. During July 2009 the Company issued common stock to pay the notes and related interest at $0.04 per share.

Two officers of the Company have provided professional services for legal and accounting in the amount of $2,500 during 2008. Also, an officer sold 400,000 shares of stock to the Company for $3,500, which the Company sold to an existing shareholder for $16,000. This shareholder has been hired to be corporate counsel and received a retainer deposit of $8,000 as prepayment for services of which $1,200 in legal services has been incurred as of December 31, 2008 and $900 in rent expense during fiscal year 2009.

The Company also sublets office space from this stockholder on a month-to-month basis and for the year ended December 31, 2008 paid $850 for rent and $70 for telephone service. For the year ended December 31, 2009, the Company paid an additional $1,018 for rent and $490 for telephone service.

Subsequent to June 30, 2009, the shareholder who had been hired as corporate counsel on July 2, 2009, was no longer able to practice law in Florida. However, he is still able to practice in another state, Pennsylvania. Currently management is negotiating an arrangement for the outstanding prepayment for services ($6,800) to be used and/or repaid to the Company. In management's opinion, a satisfactory agreement will be entered into for the benefit of the Company and its shareholders. The shareholder is no longer corporate counsel to the Company.



                          [Intentionally left blank]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are none.

ITEM 9A(T). CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009 provided sufficient funding becomes available through the Company's S-1 filing. Additionally, we plan to test our updated controls and remediate our deficiencies financial conditions allow.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Glendale Securities, Inc., 15233 Ventura Blvd., Ste 712, Sherman Oaks, CA 91403, (818)907-1505 phone, filed a Form 211 with FINRA to obtain a trading symbol, which was approved by FINRA on March 11, 2010. The trading symbol is LNCZ. The Company's common stock was approved for trading on the Over-the-Counter Bulletin Board on March 16, 2010 with a beginning Bid of $0.03 per share and an Ask of $0.04 per share.

                                     PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors:

Name	                Age        Position Held with Company
_______________________________________________________
Timothy L. Kuker        63      Director
Ronald S. Worl	        44      Director
Steven G. Salmond       60      Director

Identification of Officers:

Name	                Age        Position Held with Company
_______________________________________________________

Timothy L. Kuker        63      President (CEO)
Ronald S. Worl          44      Vice President
Steven G. Salmond       60      Secretary Treasurer (CFO)

Officers of the Company serve at the will of the Board of Directors. Presently the Company has no employment contracts with any of its officers.

Brief biographies of the officers and directors of the Company are set forth below. Each director holds office until the next annual meeting or until his death, resignation, retirement, removal, disqualification or until a successor has been elected and qualified. Vacancies in the existing board are filled by a majority of the remaining directors.

None of the officers or directors hold directorships in any other Company.

None of the officers or directors have any experience in management of a public company.

The officers or directors have experience in management of a company providing the services Lincoln proposes to offer.

Timothy L. Kuker - Mr. Kuker has extensive experience in different aspects of the financial services industry as well as the automotive sales industry.
Mr. Kuker is the founder of T&J Auto Sales, Franklin, NC, and has owned and operated the business for over 20 years. In 1974 Mr. Kuker founded Underwriters Assurance Group, Inc. an Independent Property & Casualty Insurance Agency in

Fort Wayne, IN. In 1983 Mr. Kuker acted as an independent Florida licensed mortgage broker arranging financing for residential and commercial borrowers and worked closely with several mortgage lenders. These two private ventures ended before 1990.

For the last 20 years Tim Kuker has devoted the majority of his time to T&J auto sales as an owner operator. Some of the duties include buying cars, floorplanning management, banking and cash flow management. Other duties include personnel management, reviewing accounts receivable and attending automobile seminars. In the past 5 years Mr. Kuker has purchased investment real estate and in 2008 has devoted time to Lincoln Floorplanning Co. Inc., in addition to operating T&J auto sales.

Mr. Kuker was the founder of Lincoln Floorplanning Co., Inc. For the past year he has organized the start-up, gathering qualified personnel, setting up department head, seeking and finding qualified Legal Counsel, CFO, accountant, Information Technology Officer and experienced automobile representatives with solid backgrounds in auto floorplanning, and in house financing. Mr. Kuker, also attended shareholder and board meetings, and made numerous trips to N.C. for Company meetings.

Ronald S. Worl- Mr. Worl started as a Sales Manager with T&J Auto Sales in 1989. He became a part owner in 2007. Some of his responsibilities with T&J Auto Sales include banking, staff management, attending seminars, inventory management, integration of new softwares, and floorplan management. Mr. Worl was also the sole owner-operator of Forest Cove Motel and Cottages from 1993 to 2005.
Other then the operation of the motel, Mr. Worl has had no other employment other than T&J Auto for the last 20 years.

Steven G. Salmond - Mr. Salmond has consulted small businesses on accounting and related systems including setup of accounting systems, transfer of accounting records to a new system, and training of staff in the new system. He has also in the private sector of accounting performed accounts receivable, accounts payable, payroll, general journal adjustments and prepared financial statements for both publicly and privately held companies. During the last five years
Mr. Salmond has consulted with Water & Power Technologies, Inc. in Salt Lake City, Utah; Talisker in Park City, Utah; and United Park City Mines in Park City, Utah. Also, he has managed personnel in accounting departments as well as work under the management of accounting to perform the work to be completed. Mr. Salmond has experience in oil and gas, timber harvesting, mining, real estate development, water purification equipment manufacture and service, computer software training, marketing, and health spas. Mr. Salmond was an audit partner in a small accounting practice. He audited oil and gas, mining, health spas, printing, fast food and startup companies. Most of the audits were for publicly traded companies with some filing with the U.S. Securities and Exchange Commission. He graduated with a B.S. Degree in Accounting in 1975 from Weber State University located in Ogden, Utah.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of
Section 13(a) or 15(d) of the Exchange Act respecting any director. Each of our directors has attended all meetings either in person or via telephone conference.

We strive to promote accountability for adherence to honest and ethical conduct; endeavor to provide full, fair, accurate, timely and understandable disclosure in the reports and documents that we file with the SEC and in other public communications made by us; and we strive to be compliant with applicable governmental laws, rules and regulations.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial offer, principal accounting officer or controller, or persons performing similar functions. Such Code of Ethics has been filed with the Commission as Exhibit 14.

Our Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by the Company's independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the securities Exchange Act of 1934, as amended, requires our directors, executive officers and person who own more than 10% of a class of our equity securities which are registered under the Exchange Act of 1934, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by the Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

ITEM 11. EXECUTIVE COMPENSATION.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers and directors during our last completed calendar year, December 31, 2009:

                         Summary Compensation Table

Name and
Principal Position (a)   	Timothy L.      Ronald S.   Steven G.
                                Kuker (1)       Worl(3)     Salmond(4)

Year (b)               		  2009            2009          2009

Salary ($) (c)                     0               0             0

Bonus  ($) (d)                     0               0             0

Stock Awards ($) (e)               0               0             0

Option Awards ($) (f)              0               0             0

Non-equity Incentive Plan
Compensation ($) (g)               0               0             0

Change in pension value and
Non-Qualified deferred
Compensation earnings ($)(h)       0               0             0

All other compensation ($)(i)      0               0             0

Total ($) (j)                      0               0             0

There was no compensation paid to Officers in 2009.
Steven G. Salmond and Richard R. Cook, formally the Company's corporate secretary and director in 2008, received compensation in the amounts of $800 and $1,700 respectively in stock in lieu of cash for services in 2008.
There was no compensation paid to officers in 2007.

(See Directors Compensation below)





                          [Intentionally left blank]



                                       39
Outstanding Equity Awards at Fiscal Year-End


The following table provides information for each of our named executive officers and directors as of the end of our last completed calendar year, December 31, 2009:

                                                    Option Awards                                           Stock Awards
                      _______________________________________________________________  ____________________________________________
                                                                                                                          Equity
                                                                                                                          Incentive
                                                                                                                          Plan
                                                                                                             Equity       Awards:
                                                                                                             Incentive    Market or
                                                                                                             Plan         Payout
                                                    Equity                              Number               Awards:      Value of
                                                    Incentive Plan                      of                   Number of    Unearned
                                                    Awards:                             Shares    Market     Unearned     Shares,
                       Number of     Number of      Number of                           or Units  Value of   Shares,      Units or
                       Securities    Securities     Securities                          of Stock  Shares or  Units or     Other
                       Underlying    Underlying     Underlying                          That      Units of   Other        Rights
                       Unexercised   Unexercised    Unexcerised   Option      Option    Have      StockThat  Rights That  That Have
         Name          Excercisable  Unexercisable  Options (#)   Price ($)   Date      Vested    Vested     Vested       Vested($)
_____________________  ___________   _____________  ___________   _________   _______   ________  _________  ___________  _________
Timothy L. Kuker (1)            0               0            0           0         0          0          0            0          0
Ronald S. Worl (2)              0               0            0           0         0          0          0            0          0
Steven G. Salmond               0               0            0           0         0          0          0            0          0
(3 and 4)

There are no Option Awards or Stock Awards of any type granted or outstanding at the end of our last completed year,
December 31, 2009.
(1)  President, Chief Executive Officer and Director          (2) Vice Oresident and Director     (3)  Secretary and Director
(4)  Treasurer, Chief Financial Officer and Officer
The Company does not maintian or participate in a retirement plan and provided no retirement benefits to officers during the year ended December 31, 2009.

Director Compensation

The following table provides concerning the compensation of our directors during our last completed calendar year,
December 31, 2009:

                             Fees                                                       Nonqualified
                             Earned                                    Non-Equity      Deferred
                             or Paid       Stock          Option       Incentive Plan  Compensation   All Other
                             in cash       Awards         Awards       Compensation    Earnings       Compensation    Total
                               ($)          ($)            ($)             ($)            ($)           ($)         ($)
                             ___________   _____________  ___________  ______________  ____________  ____________    ___________
Timothy L. Kuker (1)              6,000               0            0               0             0             0          6,000
Ronald S. Worl (2)                3,200               0            0               0             0             0          3,200
Steven G. Salmond (3 and 4)       4,000               0            0               0             0             0          4,000

The amounts shown above were paid for professional services in Registered Stock of The Company in lieu of cash, valued at $0.04 per share.  The named directors have elected to receive stock in lieu of cash payment for their services.  There was no compensation paid to directors in 2008 or 2007.
Timothy L. Kuker received 150,000 shares, Ronald S. Worl received 80,000 shares and Steven G. Salmond received 100,000 shares.
(1)  President, Chief Executive Officer and Director           (2) Vice President and Director     (3)  Secretary and Director
(4)  Treasurer, Chief Financial Officer and Director

Employment Agreements

We do not currently have employment agreements with any of our employees.


The officers and directors have received Compensation or remuneration to date from Lincoln for serving in these positions, only in the form of stock issued to them, during the period ending December 31, 2009. They have also been reimbursed for out of pocket expenses.

Future salaries of the officers and directors will be set by the Board of Directors depending upon the financial condition of the Company, and may include bonuses, health insurance and other Compensation as the Board of Directors may award. Out-of-pocket expenses are defined as the monies expended on Behalf of the Company while engaged in Company Business such as travel expenses and items purchased for use by Lincoln.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common Stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
___________________________________________________________
Title of Class         Name and Address           Amount and Nature     Percent
                       of Beneficial Owner        of Beneficial Owner


Common stock           Kathleen A. Kuker (1)      2,000,000             24.70%
                       100 Silver Beach Avenue
                       Daytona Beach, FL 32118

Common stock           Richard R. Cook            1,850,000             22.84%
                       2253 River Ridge Road
                       DeLand, FL 32720

Common stock           Ronald S. Worl (1)         1,580,000             19.51%
                       P.O. Box 561
                       Franklin, NC 28744

Common stock           Steven G. Salmond            500,000              6.17%
                       P.O. Box 128
                       Weston, CO 81091

Common stock           Timothy L. Kuker             175,000              2.16%
                       100 Silver Beach Avenue
                       Daytona Beach, FL 32118

(1) See "Item 13 Certain Relationships and Related Party Transactions."

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

SECURITY OWNERSHIP OF MANAGEMENT
___________________________________________________________
Title of Class         Name and Address         Amount and Nature      Percent
                       of Beneficial Owner      of Beneficial Owner
___________________________________________________________
Common stock         Timothy L. Kuker (1)	175,000                  2.16%
                     And Kathleen K. Kuker    2,000,000                 24.70%
                     100 Silver Beach Avenue
                     Daytona Beach, FL 32118

Common stock         Richard R. Cook          1,850,000                 22.84%
                     2253 River Ridge Road
                     DeLand, FL 32720

Common stock         Ronald S. Worl           1,580,000                 19.51%
                     P.O. Box 561
                     Franklin, NC 28744

Common stock         Steven G. Salmond          500,000                  6.17%
                     P.O. Box 128
                     Weston, CO 81091

Common stock         Officers and Directors
                     as a group	              6,105,000                 75.38%

(1)	See "Item 13 Certain Relationships and Related Party Transactions."



[Intentionally left blank]

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Lincoln has not entered into any significant agreements other than the subscription agreements to sell its stock. Kathleen A. Kuker is the wife of Timothy L. Kuker. Timothy L. Kuker is the father of Jonathan Kuker and Eric Kuker. Ronald S. Worl is the father of Andrew Scott Worl and Michael Jacob Worl. Jennifer Taylor is the mother of Paige Lynette White. Donald Smith and Jennifer Taylor are employees of T&J Auto Sales.

The Company has not entered into any significant agreements other than the subscription agreements to sell its stock as follow:

RECENT SALES OF UNREGISTERED SECURITIES (Investment Stock)

The authorized equity of Lincoln Floorplanning Co., Inc. consists of 100 million Shares, $.001 par value per share, of which 6,000,000 shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 25, 2007) through December 31, 2008. In addition during the year of 2008, 756,250 shares have been sold at $0.04 per share as shown below. There were no sales of unregistered securities during the year ended
December 31, 2009 or subsequently.

Sale of Investment Stock
Lincoln Floorplanning Co., Inc.

Stockholder		   Shares     Unit         Amount
Quantity        Date       Issued    Price	     Paid   Subscribed  Services
1          1/31/2008    2,000,000   $0.001    $ 1,112.50*   $   887.50
1          1/31/2008    1,700,000   $0.001    $     0.00**             $1,700.00
1          1/31/2008    1,500,000   $0.001    $ 1,112.50*   $   387.50
1          1/31/2008      800,000   $0.001    $     0.00**             $  800.00
1          1/31/2008       50,000   $0.001    $    50.00
1          2/11/2008      150,000   $0.001    $   150.00
1          2/22/2008       25,000   $0.040    $ 1,000.00
1          2/28/2008       50,000   $0.001    $    50.00
1          2/29/2008        6,250   $0.040    $   250.00
1          3/ 6/2008       25,000   $0.040    $ 1,000.00
1          3/11/2008       12,500   $0.040    $   500.00
1          3/12/2008       50,000   $0.001    $    50.00
1          4/10/2008        6,250   $0.040    $   250.00
1          4/14/2008        6,250   $0.040    $   250.00
1          4/16/2008        6,250   $0.040    $   250.00
1          5/16/2008       12,500   $0.040    $   500.00
2          5/19/2008       25,000   $0.040    $ 1,000.00
1          5/22/2008        6,250   $0.040    $   250.00
1          5/23/2008        6,250   $0.040    $   250.00
1          7/25/2008        6,250   $0.040    $   250.00
1          8/ 1/2008       12,500   $0.040    $   500.00
0          9/ 5/2008     (400,000)  $0.009    ($3,500.00)
0          9/ 5/2008      400,000   $0.040    $16,000.00
2          9/17/2008       25,000   $0.040    $ 1,000.00
1          10/8/2008        6,250   $0.040    $     0.00***            $  250.00

                                       43

1         10/22/2008        6,250   $0.040    $   250.00
1         10/22/2008        6,250   $0.040    $   250.00
1         10/23/2008       37,500   $0.040    $ 1,500.00
1         10/23/2008       12,500   $0.040    $   500.00
1         10/23/2008       12,500   $0.040    $   500.00
1         10/24/2008       37,500   $0.040    $     0.00***            $1,500.00
1         10/24/2008        6,250   $0.040    $   250.00
1         10/28/2008        6,250   $0.040    $   250.00
1         10/28/2008        6,250   $0.040    $   250.00
1         10/28/2008        6,250   $0.040    $   250.00
1         10/28/2008        6,250   $0.040    $   250.00
1         11/29/2008       12,500   $0.040    $   500.00
1         11/29/2008       12,500   $0.040    $   500.00
-                       _________             __________
38                      6,656,250             $27,525.00    $1,275.00  $4,250.00
                        =========                           _________  _________
0                                             $ 1,275.00(a)    (a)        (b)
0                                             $ 4,250.00(b)
-                                             __________
38      Total Common Stock/Additional Cap     $33,050.00
==                                            ==========

* Insider Stock issued partially with cash paid and balance in stock subscription receivable.
** Insider stock issued for services rendered.
*** Stock issued for services rendered.

Timothy L. Kuker (stock issued to his wife Kathleen Kuker), Steven Salmond, Ronald Worl, Donald Smith, Richard Cook, Jennifer Taylor, Eric Kuker and Jonathan Kuker subscribed to their stock in 2007 and were accounted for(see financials) as issued on the date subscribed. The stock certificates evidencing ownership were not issued until 2008. All stock sales shown on this chart are listed on the date the stock certificates were issued or on the date payment checks were deposited into Lincoln's bank account.

Such shares were issued pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act or under regulation D rule 504. All of the purchasers were officers, directors or persons personally known to the officers or directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following are the aggregate fees for the last two years for professional fees rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, S-1 and amendments thereof.

For the year ended 12/31/09   $14,066
For the year ended 12/31/08     5,000

Audit Related Fees

There were none

Tax Fees

There were none

All Other Fees

There were none

The Company's Audit Committee, which consists of our CEO and CFO, authorized in writing the pre-approval of the principal accountant's audit and review services.

It is our belief that only the full time, permanent employees of our principal accountant performed the work attributed to the audits and reviews.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       	EXHIBIT 3.(i)   . . . . . . . . . . . . . . . . . .   46
	EXHIBIT 3.(ii)  . . . . . . . . . . . . . . . . . .   47
	EXHIBIT 14      . . . . . . . . . . . . . . . . . .   54
	Exhibit 31.1    . . . . . . . . . . . . . . . . . .   56
	Exhibit 31.2    . . . . . . . . . . . . . . . . . .   58
	Exhibit 32.1    . . . . . . . . . . . . . . . . . .   60
	Exhibit 32.2    . . . . . . . . . . . . . . . . . .   61

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN FLOORPLANNING CO., INC.

By: /s/ Timothy L. Kuker                       	Date:  March 26, 2010
    __________________________
    Timothy L. Kuker,
    Chief Executive Officer

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

January 31, 2008

By:  /s/ Richard R. Cook
     _______________________
     Richard R. Cook
     Corporate Secretary

                                                                  EXHIBIT 14

                                  CODE OF ETHICS
                       LINCOLN FLOORPLANNING COMPANY, INC.

The Company has a Code of Conduct applicable to all directors, officers and employees of the Company. The CEO and all senior financial officers, including the CFO and principal accounting officer, are bound by the provisions set forth therein relating to ethical conduct, conflicts of interest and compliance with law. In addition to the Code of Conduct, the CEO and senior financial officers are subject to the following additional specific policies:

1. The CEO and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company with the SEC. Accordingly, it is the responsibility of the CEO and each senior financial officer promptly to bring to the attention of the Board any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings and to otherwise assist the Company in fulfilling its disclosure responsibilities.

2. The CEO and each senior financial officer shall promptly bring to the attention of the Audit Committee any information he or she may have concerning
(a) significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

3. The CEO and each senior financial officer shall promptly bring to the attention of the CEO, the Audit Committee and the Company's counsel any information he or she may have concerning any violation of the Code of Conduct, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

4. The CEO and each senior financial officer shall promptly bring to the attention of the CEO, the Audit Committee and the Company's counsel any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company or any agent thereof, or of these additional procedures.

5. The Board shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of the Code of Conduct or of these additional procedures by and the Company's senior financial officers. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to the Code of Conduct and to these additional procedures, and shall include written notices to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board) and termination of employment. In determining what action is appropriate in a particular case, the Board or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation was a single occurrence or a repeat occurrence, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation as to the proper course Of action and whether or not the individual in question had committed other violations in the past.

                                                                  Exhibit 31.1
OFFICER'S CERTIFICATES

PURSUANT TO SECTION 302

I, Timothy L. Kuker, certify that:

1. I have reviewed this report on Form 10-K of Lincoln Floorplanning Co., Inc.;

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

Date:  March 26, 2010



By: /s/ Timothy L. Kuker
    _______________________
    Timothy L. Kuker
    President (CEO)


                                                                 Exhibit 31.2
I, Steven G. Salmond, certify that:

1. I have reviewed this report on Form 10-K of Lincoln Floorplanning Co., Inc.;

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

Date: March 26, 2010

By: /s/ Steven G. Salmond
    ______________________
    Steven G. Salmond
    Treasurer (CFO)




                                                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO

                              18 U.S.C. SECTION 1350

                              AS ADOPTED PURSUANT TO

                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Lincoln Floorplanning Co., Inc. (the "Company") on Form 10-K for the quarter ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 26, 2010

By: /s/ Timothy L. Kuker
    _____________________
    Timothy L. Kuker
    President (CEO)

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


                                                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO

                              18 U.S.C. SECTION 1350

                              AS ADOPTED PURSUANT TO

                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Report of Lincoln Floorplanning Co., Inc. (the "Company") on Form 10-K for the quarter ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 26, 2010

By: /s/ Steven G. Salmond
    ______________________
    Steven G. Salmond
    Treasurer (CFO)


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



