Form 10-Q
period 2010-03-31
LINCOLN FLOORPLANNING CO., INC.
filed 2010-05-11
CIK 1448500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2010

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

Large accelerated filer                         Accelerated filer
Non-accelerated filer                           Smaller reporting company  XX
(Do not check if a smaller reporting company)



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

                                  8,098,750





                             TABLE OF CONTENTS

Part I. Financial Information  . . . . . . . . . . . . . . . . . .

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .   1

Item 2. Management's Discussion and Analysis . . . . . . . . . . .  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk  14

Item 4T. Controls and Procedures . . . . . . . . . . . . . . . . .  14

Part II. Other Information . . . . . . . . . . . . . . . . . . . .  17

Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 17
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .  17
Item 4. Submission of Matters to a Vote of Security Holders  . . .  17
Item 5. Other Information  . . . . . . . . . . . . . . . . . . . .  17
Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .  18

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18





                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


INDEX TO FINANCIAL STATEMENTS						PAGE


Balance Sheets at March 31, 2010 [Unaudited] and December 31, 2009 . . . 1

Unaudited Statements of Operations for the three-month periods ended
March 31, 2010 and 2009 and for the period from inception,
September 25, 2007, through March 31, 2010 . . . . . . . . . . . . . . . 2

Unaudited Statements of Stockholders' Equity for the period from inception, September 25, 2007, through March 31, 2010. . . . . . . . . . 3

Unaudited Statements of Cash Flows for the three-month periods ended
March 31, 2010 and 2009 and for the period from inception,
September 25, 2007, through March 31, 2010 . . . . . . . . . . . . . . . 4

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . 5




                          Lincoln Floorplanning Co., Inc.
                           [A Development Stage Company]
                                   Balance Sheets
                 March 31, 2010 [Unaudited] and December 31, 2009


				                     2010             2009
                                                    _____           ______
ASSETS		                                 [Unaudited]
        Current Assets:
             Cash in Bank                         $ 1,750          $ 4,052
             Prepaid Expenses - Related Party       5,450            5,900
                                                  _______          _______
        Total Current Assets                        7,200            9,952

	Other Assets:
             Computer software less
               accumulated depreciation of $750
               in 2010 and $625 in 2009	              750              875
                                                  _______          _______
TOTAL ASSETS                                      $ 7,950          $10,827
                                                  =======          =======
LIABILITIES & STOCKHOLDERS' EQUITY
        Current Liabilities:
             Accounts Payable                     $10,750          $   -
             Note Payable - Related Party           3,000              -
                                                  _______          _______
        Total Current Liabilities                  13,750              -
                                                  _______          _______
        Stockholders' Equity (Deficit):
             Common Stock @ $.001 Par Value,
               100,000,000 Authorized, 8,098,750
               issued at 2010 and 2009,
               respectively                         8,099            8,099
             Additional Paid-in Capital            82,714           82,714
             Accumulated Losses during
               Development Stage                  (96,613)         (79,986)
                                                  _______          _______
        Total Equity (Deficit)                     (5,800)          10,827
                                                  _______          _______

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $ 7,950          $10,827
                                                  =======          =======

                 See accompanying notes to financial statements.

                         Lincoln Floorplanning Co., Inc.
                          [A Development Stage Company]
                             Statements of Operations
         From Inception [September 25, 2007] through March 31, 2010
                                 [Unaudited]

                                                               From Inception
                                     Quarter        Quarter        through
                                  Ended March    Ended March     March 31,
                                    31, 2010       31, 2009         2010
                                    ________       _________     __________
Income:
     Interest Income
        from a Related Party       $     -        $     161      $   1,131
     Services Income
        from a Related Party             -              406          1,570
                                    ________       _________     __________
  Total Income                           -              567          2,701
                                    ________       _________     __________
  Expense:
     Automobile Expense                 162              -             424
     Bank Service Charges                15              58            280
     Business Licenses and Permits       -               -           1,556
     Computer and Internet Expenses      -               -             524
     Depreciation Expense               125             125            750
     Directors' Fees                     -               -          19,200
     Filing Fees                         -               -             269
     Interest Expense                    -              112            585
     Meals and Entertainment             -               11            527
     Office Supplies                    473             685          5,634
     Postage and Delivery                -              130            840
     Printing and Reproduction	         -               67          1,377
     Professional Fees, including
       $3,700 to Related Parties     13,752           4,800         61,703
     Rent Expense- Related Party        450              -           2,318
     Telephone Expense to Related Party	 -              280            560
     Transfer Fees Expense            1,650 	         -   	     2,625
     Travel Expense                      -               -             142
                                    ________        ________     __________
  Total Expense                      16,627           6,268         99,314
                                    ________        ________     __________
Net Loss                          $ (16,627)      $  (5,701)     $ (96,613)
                                    ========        ========     ==========

      Weighted Average Shares
          Outstanding             8,098,750       6,656,250
                                  ==========      ==========

      Loss Per Share              $    0.00       $    0.00
                                  ==========      ==========

                    See accompanying notes to financial statements.

                                                   Lincoln Floorplanning Co., Inc.
                                                    [A Development Stage Company]
                                                  Statement of Stockholders' Equity
                                     From Inception [September 25, 2007] through March 31, 2010 [Unaudited]

                                                                                                            Deficit
                                                                                                        Accumulated
                                                                             Additional  Common Stock        during           Total
                                                               Common Stock     Paid-in    Subscribed   Development   Stockholder's
                                            Shares Issued         Par Value     Capital    Receivable         Stage          Equity
                                            _______________________________________________________________________________________
Beginning Balance, September 25, 2007             -          $      -        $     -      $     -      $      -          $      -

Shares subscribed for cash at $0.001
per share by 2 insiders                      2,225,000          2,225              -            -             -             2,225

Shares subscribed at $0.001 from insiders    4,075,000          4,075              -       (4,075)            -                 -

Net loss period ended December 31 2007               -              -              -            -          (752)             (752)
                                            ______________________________________________________________________________________
Ending Balances, December 31, 2007           6,300,000          6,300              -       (4,075)         (752)            1,473

Payment of shares subscribed by 3
insiders with cash                                   -              -              -          300             -               300

Payment of shares subscribed by 2
insiders with services                               -              -              -        2,500             -             2,500

Purchase of 1 insider's shares for cash       (400,000)          (400)        (3,100)           -             -            (3,500)

Sale of treasury shares for cash to 1 person   400,000            400         15,600            -             -            16,000

Shares subscribed for cash at $0.040 per
share by 30 persons                            356,250            356         13,894            -             -            14,250

Net loss period ended December 31 2008               -              -              -            -       (17,826)          (17,826)
                                            ______________________________________________________________________________________
Ending Balances, December 31, 2008           6,656,250          6,656         26,394       (1,275)      (18,578)           13,197

Payment of shares subscribed by 2
insiders with cash                                   -              -              -        1,275             -             1,275

Payment of notes payable & related
accrued interest from 2 insiders               212,500            212          8,351            -             -             8,563

Payment of shares subscribed by 5 persons
with services at $0.040 per share              637,500            638         24,862            -             -            25,500

Shares issued to directors for services
rendered at $0.040                             330,000            330         12,870            -             -            13,200

Shares subscribed for cash at $0.040 per
share by 16 persons                            262,500            263         10,237            -             -            10,500

Net loss period ended December 31 2009               -              -              -            -       (61,408)          (61,408)
                                            ______________________________________________________________________________________
Ending Balances, December 31, 2009           8,098,750       $  8,099        $82,714      $     -     $ (79,986)        $  10,827
                                            ======================================================================================
Net loss period ended March 31, 2010
  [Unaudited]                                        -              -              -            -       (16,627)          (16,627)
                                            ______________________________________________________________________________________

Ending Balances, March 31, 2010 [Unaudited] 8,0989,750       $  8,099        $82,714      $     -     $ (96,613)        $  (5,800)
                                            ======================================================================================


                                                See accompanying notes to financial statements.


                                                                            24


                       Lincoln Floorplanning Co., Inc.
                        [A Development Stage Company]
                           Statements of Cash Flow
          From Inception [September 25, 2007] through March 31, 2010
                                   [Unaudited]

                                                                From Inception
                                        Quarter        Quarter         through
                                    Ended March    Ended March        March 31,
                                       31, 2010       31, 2009            2010

OPERATING ACTIVITIES:
   Net Loss                           $ (16,627)     $  (5,701)     $  (96,613)
   Add non-cash expenses to Net Loss:
     Depreciation Expense                   125            125             750
     Common Stock Issued for Services         -              -          41,450
   Adjustments to reconcile Net Loss
    to net cash used by operations:
     Notes Receivable                         -          4,030               -
     Interest Receivabable                    -             98               -
     Prepaid Expenses                       450              -          (5,450)
     Accounts Payable                    10,750         (1,528)	        10,750
     Accrued Interest Payable                 -           (108)	            63
                                      _________      _________      __________
Net cash used by Operating Activities    (5,302)        (3,084)	       (49,050)
                                      _________      _________      __________
FINANCING ACTIVITIES:
   Proceeds from Notes Payable            3,000              -          28,900
   Payments on Notes Payable                  -         (5,000)	       (17,400)
   Common Stock for Cash, net                 -          1,275 	        39,300
Net cash provided by Financing        _________      _________      __________
     Activities                           3,000         (3,725)	        50,800
                                      _________      _________      __________
Net cash increase for period             (2,302)        (6,809)	         1,750
Cash at beginning of period               4,052          7,546 	             -
                                      _________      _________      __________
Cash at end of period                 $   1,750      $     737 	    $    1,750
                                      =========      =========      ==========
SUPPLEMENTAL INFORMATION:
    Cash Paid for Interest            $       -      $     112 	    $      522
                                      =========      =========      ==========
Non-Cash Investing Financing
  Transactions - Stock Issued for
  Computer Software                   $       -      $       -      $    1,500
                                      =========      =========      ==========
Notes payable converted to Common
  Stock                               $       -      $       -      $    8,500
                                      =========      =========      ==========
Interest payable converted to
  Common Stock                        $       -      $       -      $       63


                    See accompanying notes to financial statements.

                    LINCOLN FLOORPLANNING CO., INC.
                    [A Development Stage Company]
                    Notes to Financial Statements
         March 31, 2010 (Unaudited) and December 31, 2009

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has approximately $96,000 and $80,000 in net operating loss carry forwards as of March 31, 2010 and December 31, 2009, respectively, and a valuation allowance equal to the tax benefit of the accumulated net operating losses has been established since it is uncertain that future taxable income will be realized during the applicable carry-forward periods, the expiration for which ranges from 2027 to 2029. The allowances as of March 31, 2010 and December 31, 2009 were approximately $36,000 and $30,100, respectively.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with guidance relating to earnings per share, the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The loss per share amounts and related shares outstanding for both the basic and diluted are approximately the same therefore only one set calculations are presented. The Company had no stock options, warrants, or any other potentially dilutive instruments at March 31, 2010 or December 31, 2009.

Impairment of Long-lived and Intangible Assets:

The Company will make reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable when these asset types are acquired. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company to date. The computer software of $1,500 is being amortized over thirty-six (36) months with recorded accumulated depreciation of $750 in 2010 and $625 in 2009.

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

NOTE 3 - FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

The Company has completed filing with the U.S. Securities and Exchange Commission two forms to become public and sell shares to the public. The Company filed a Form 10 under the Securities and Exchange Act of 1934 to start reporting its operations. In conjunction with the Form 10, the Company filed an S-1 under the Securities and Exchange Act of 1933 to sell its shares to the public. This plan has been withdrawn from the public. This plan was for the Company to sell 4,000,000 authorized yet unissued shares of stock and existing shareholders to sell 1,065,000 shares of stock totaling 5,065,000 shares sold to the public at $0.50 per share. The costs for this offering was estimated to be less than $200,000. The Company's Form 10 is now effective requiring reporting under the 1934 Act with an active 1933 Act registration [declared effective on July 7, 2009].

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

Related party note payable totaling $5,000 at December 31, 2008 was interest bearing at twelve (12%) percent per annum and due upon demand. At
December 31, 2008, $108 accrued interest expense and payable has been recorded. At December 31, 2009, the note payable was paid and $112 interest expense for total of $220 interest paid on the $5,000 note payable. Two officers of the Company loaned $8,500 to the Company at June 30, 2009 with interest bearing at 9% per annum and due upon demand. During July 2009 the Company issued common stock to pay the notes and related interest of $63 at $0.04 per share.

A related Party note payable totaling $3,000 at March 31, 2010 is interest bearing at twelve (12%) percent per annum and due upon demand. No interest has accrued as of March 31, 2010.

Two officers of the Company have provided professional services for legal and accounting in the amount of $2,500 during 2008. Also, an officer sold 400,000 shares of stock to the Company for $3,500, which the Company sold to an existing shareholder for $16,000. This shareholder has been hired to be corporate counsel and received a retainer deposit of $8,000 as prepayment for services of which $1,200 in legal services has been incurred as of December 31, 2008 and $900 in rent expense during fiscal year 2009 and $450 in rent expense during the first quarter of

2010 which results in a prepaid expense balance of $5,450 at March 31, 2010.

The Company also sublets office space from this stockholder on a month-to-month basis and for the year ended December 31, 2008 paid $850 for rent and $70 for telephone service. For the year ended December 31, 2009, the Company paid an additional $1,018 for rent and $490 for telephone service and $450 in rent in 2010.

On July 2, 2009, the shareholder who had been hired as corporate counsel, was no longer able to practice law in Florida. However, he is still able to practice in another state, Pennsylvania. Currently management is negotiating an arrangement for the outstanding prepayment for services ($5,450) to be used and/or repaid to the Company. In management's opinion, a satisfactory agreement will be entered into for the benefit of the Company and its shareholders. The shareholder is no longer corporate counsel to the Company.

NOTE 5 - SUBSEQUENT EVENTS

The Company has no material subsequent events to report through the date these financial statements were issued on May 10, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BACKGROUND

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this prospectus.

Overview

We are a development stage company. We have generated no significant income from operations to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern. Although we will need only approximately $160,000 to remain in business during the next 12 months with minimal operations, we need a minimum of approximately $250,000 during the next 12 months to implement our business plan to provide floor plan financing.

Since our inception, we have devoted our activities to the following:

    Creating, developing and testing our proprietary software and systems for floor plan financing;
    Developing our marketing strategy;
    Determining the market for our products; and Securing enough capital to carry out these activities.

Plan of Operations

We have only generated $1,569 of revenue from operations during the period from inception to the present time.

Development stage operating expenditures during the period from inception on September 25, 2007 to March 31, 2010 were $99,314 which consisted primarily of general and administrative expenses related to our formation and legal, accounting and other fees related to our formation and this filing. The same related expenses for the three month period ended March 31, 2010 were $16,627 and compared to the three month period ended March 31, 2009 were $6,268.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At December 31, 2009, we had total assets of $10,827 consisting of cash, prepaid expenses and computer software.

At December 31, 2009, we had total liabilities of $0.

At March 31, 2010, we had total assets of $7,950 consisting of cash, prepaid expenses and computer software.

At March 31, 2010, our total liabilities were $13,750 consisting of accounts payable of $10,750 and a Note payable to a Related Party in the amount of $3,000.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010 provided sufficient funding becomes available through the Company's S-1 filing. Additionally, we plan to test our updated controls and remediate our deficiencies financial conditions allow.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                         PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.  Defaults Upon Senior Securities.
None

Item 4.  Submission of matters to a Vote of Security Holders.
None

Item 5.  Other Information.

Glendale Securities, Inc., 15233 Ventura Blvd., Ste 712, Sherman Oaks, CA 91403,
(818)907-1505 phone, filed a Form 211 with FINRA to obtain a trading symbol, which was approved by FINRA on March 11, 2010. The trading symbol is LNCZ. The Company's common stock was approved for trading on the Over-the-Counter Bulletin Board on March 16, 2010 with a beginning Bid of $0.03 per share and an Ask of $0.04 per share. The Company is awaiting DTC (Deposit Trust Corporation) certification and therefore, no trading in the Company's common stock has begun as of the date of this filing.

Item 6.  Exhibits.

Exhibit 3.(i) - Amended and Restated Articles of Incorporation
Exhibit 3.(ii)- Bylaws of Lincoln Floorplanning Co., Inc.
Exhibit 14 - Code of Ethics
Exhibit 31.1 - Certification of Chief Executive Officer of Lincoln Floorplanning Co., Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 - Certification of Chief Financial Officer of Lincoln Floorplanning Co., Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 - Certification of Chief Executive Officer of Lincoln Floorplanning Co., Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
        Section 1350 of 18 U.S.C. 63.
Exhibit 32.2 - Certification of Chief Executive Officer of Lincoln Floorplanning Co., Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
        Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Lincoln Floorplanning Co., Inc.


By: /s/ Timothy L. Kuker                       	Date:   May 10, 2010
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

Date:  May __10__, 2010



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

Date: May _10___, 2010

By: /s/ Steven G. Salmond


    Steven G. Salmond
    Treasurer (CFO)

                                                                  Exhibit 32.1
                           CERTIFICATION PURSUANT TO

                            18 U.S.C. SECTION 1350

                            AS ADOPTED PURSUANT TO

               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Lincoln Floorplanning Co., Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May __10__, 2010

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

                                                                  Exhibit 32.2
                           CERTIFICATION PURSUANT TO

                            18 U.S.C. SECTION 1350

                            AS ADOPTED PURSUANT TO

               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Report of Lincoln Floorplanning Co., Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May _10___, 2010

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


