Form 10-Q
period 2010-06-30
China Power Technology, Inc.
filed 2010-08-16
CIK 1448500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission File Number: 001-34230

______________________

CHINA POWER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
_______________________

Nevada	22-3969766
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 12 Gongyuan Road
Kaifeng, Henan Province
People's Republic of China	475002
(Address of principal executive offices)	(Zip Code)

86 378 299 6222
(Registrant's telephone number, including area code)
_______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]                No [     ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]                No [    ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ X ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]            No [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,703,704 shares of common stock, par value $0.001 per share, outstanding on August 13, 2010.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

CHINA POWER TECHNOLOGY, INC.

_________________________________

Consolidated Financial Statements

June 30, 2010 (unaudited)

_________________________________

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONTENTS

Page
Consolidated financial statements:

Consolidated balance sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-2

Consolidated statements of income and comprehensive income (unaudited) for the three and six months ended June 30, 2010 and 2009	F-3

Consolidated statements of cash flows (unaudited) for the six month ended June 30, 2010 and 2009	F-4

Notes to the consolidated financial statements (unaudited)	F-5~F-21

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$, except shares)

		June 30,	December 31,
	Note	2010	2009
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents		$17,588,647	$6,124,516
Accounts receivable, net	3	12,571,774	14,185,066
Inventories	4	8,206,596	8,062,590
Prepayments and other receivables	5	2,881,674	346,072
Total current assets		41,248,691	28,718,244

Non-current assets
Property, plant and equipment, net	6	2,294,768	2,274,218
Land use rights, net	7	4,326,298	4,344,222
Long term investment	8	736,279	731,294
		7,357,345	7,349,734
		$48,606,036	$36,067,978

LIABILITIES AND EQUITY
Current liabilities
Accounts payable		2,749,068	1,802,444
Accrued expenses and other payables	10	3,661,405	3,526,627
Income tax payable	14	592,794	449,012
Short-term loans	9	$4,712,188	$4,680,278
Total current liabilities		11,715,455	10,458,361

Equity

Common stock (US$0.001 par value, 100,000,000 shares authorized, 43,703,704 and 36,800,000 shares outstanding as of June 30, 2010 and December 31, 2009, respectively)		43,704	36,800
Additional paid-in capital	11	18,304,999	8,795,564
Appropriated retained earnings		3,534,093	3,534,093
Unappropriated retained earnings		12,106,844	10,538,820
Accumulated other comprehensive income		2,900,941	2,704,340
Total equity		36,890,581	25,609,617
		$48,606,036	$36,067,978

See notes to the consolidated financial statements

F-3

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$, except shares)

		Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	13	$26,144,203	$18,951,139	$46,706,197	$36,729,764
Cost of goods sold		17,416,056	12,453,382	31,051,753	24,480,095
Gross profit		8,728,147	6,497,757	15,654,444	12,249,669
Operating expenses
Selling expenses		927,741	702,536	1,605,692	1,434,430
General and administrative expenses		532,763	407,626	986,065	778,841
		1,460,504	1,110,162	2,591,757	2,213,271
Other income (expenses)
Interest income		865	14,931	8,175	23,141
Interest expense		(61,536)	(73,170)	(129,050)	(145,337)
Other operating income		7,351	23,708	11,332	92,175
		(53,320)	(34,531)	(109,543)	(30,021)

Income before income tax expense		7,214,323	5,353,064	12,953,144	10,006,377

Income tax expense	14	1,574,395	1,123,726	2,752,751	2,055,060
Net income		$5,639,928	$4,229,338	$10,200,393	$7,951,317

Comprehensive income:
Net income		5,639,928	4,229,338	10,200,393	7,951,317
Foreign currency translation adjustment		192,440	50,244	196,601	74,294
Comprehensive income		$5,832,368	$4,279,582	$10,396,994	$8,025,611

Basic and diluted earnings per share		$0.15	$0.11	$0.27	$0.22
Weighted average common shares outstanding- basic and diluted		38,407,243	36,800,000	37,603,621	36,800,000
Cash dividends per share		$-	$-	$0.23	$-

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$, except shares)

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$10,200,393	$7,951,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	199,072	204,198
Change in operating assets and liabilities:
Accounts receivable	1,699,036	161,939
Inventories	(88,465)	1,547,899
Prepayments and other receivables	(1,054,240)	88,574
Accounts payable	928,411	(1,190,873)
Accrued expenses and other payables	(125,660)	(354,632)
Income tax payable	419,310	24,735
Net cash provided by operating activities	12,177,857	8,433,157

Cash flows from investing activities
Purchase of property, plant and equipment	(156,876)	(1,359)
Deposit for acquisition of Shandong Fuyuan Equipment Installation Co., Ltd (Fuyuan Installation)	(1,463,113)	-
Net cash used in investing activities	(1,619,989)	(1,359)

Cash flows from financing activities
proceeds from private placement	9,404,304	-
Net proceeds from stockholders	73,156	-
Dividends paid	(8,632,369)	-
Net cash provided from financing activities	845,091	-
Effect of foreign currency exchange rate net changes in cash and cash equivalents	61,172	35,679
Net changes in cash and cash equivalents	11,464,131	8,467,477
Cash and cash equivalents, beginning of period	6,124,516	6,647,023
Cash and cash equivalents, end of period	$17,588,647	$15,114,500

Cash paid during the period for:
Interest paid	$129,050	$145,337
Income tax paid	$2,600,631	$1,787,650

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of China Power Technolody, Inc. (the “Company” or “China Power”) and its subsidiaries, China Niceview Power Technology Limited (“China Niceview”), Hong Kong Niceview Power Technology Co., Limited (“Hong Kong Niceview”), Kaifeng Nice View Power Technology Co., Ltd. (“Kaifeng Nice View”), Henan Kaifeng Desheng Boiler Co., Ltd. (“Desheng Boiler”) and Henan Desheng Boiler Installation Co., Ltd. (“Desheng Installation”). The Company and its subsidiaries are collectively referred to as the “Group”.

Principal activities

China Power, formerly named as Lincoln Floorplanning Co., Inc., was incorporated on September 25, 2007 for the purpose of providing floor plan financing to used car dealerships in North Carolina at interest rates and fees competitive in the market place for this type of financing. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of China Niceview on June 1, 2010.

On June 1, 2010, China Power completed a reverse acquisition transaction through a share exchange with China Niceview whereby China Power issued 36,800,000 new shares, representing 92% of its issued and outstanding shares on a fully-diluted basis immediately after the consummation of the reverse acquisition, to acquire 100% of the issued and outstanding shares of China Niceview. As a condition precedent to the consummation of the reverse acquisition, Ms. Sha Chen, the sole director and officer of the Company before the reverse acquisition, cancelled 4,898,750 shares of China Power’s common stock owned by her. As a result of the reverse acquisition, China Niceview became China Power’s wholly-owned subsidiary, and Wise Winning Limited (“Wise Winning”), the former sole stockholder of China Niceview, became China Power’s controlling stockholder. The share exchange transaction with China Niceview was treated as a reverse acquisition, with China Niceview as the accounting acquirer and China Power as the acquired party.

On June 16, 2010, the Company completed a private placement transaction with a group of investors (the “investors”), in which the Company issued to the investors an aggregate of 3,703,704 shares of its common stock for an aggregate purchase price of approximately US$10 million, or US$2.70 per share. The net proceeds by deducting the offering cost amounting to approximately US$9.5 million.

China Niceview was incorporated as a limited liability company on April 19, 2010, in British Virgin Islands (“BVI”), with registered capital of US$50,000.

Hong Kong Niceview was incorporated as a limited liability company on April 27, 2010, in Hong Kong, with registered capital of HK$10,000.

Kaifeng Nice view, a wholly-owned subsidiary of Hong Kong Niceview, was incorporated as a limited liability company on May 11, 2010 in Kaifeng city, Henan province, PRC, with registered capital of US$10,600,000.

Desheng Boiler was incorporated in Kaifeng city, Henan province, People’s Republic of China (“PRC”) on April 28, 1997 with registered capital of Renminbi (“RMB”)13,911,600. Desheng Boiler is engaged in manufacturing, sales and post-sale service of boilers, pressure containers and chemical industry equipments. The registered capital of Desheng Boiler was increased to RMB25,341,600 on May 24, 2004.

Desheng Installion was incorporated in Kaifeng city, Henan province, PRC on April 23, 2007 with registered capital of RMB10million. Desheng Installation is engaged in processing, technology and information consulting services of installation, reconstruction and maintenance of boilers.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

Reorganization

Pursuant to the share transfer agreement signed between China Niceview and Mr. Shiyong Fan, the sole stockholder of Hong Kong Niceview on May 19, 2010, Mr. Shiyong Fan transferred all his shares in Hong Kong Niceview to China Niceview, resulting that Hong Kong Niceview became a wholly-owned subsidiary of China Niceview.

Pursuant to various share transfer agreements signed between Kaifeng Nice view and Mr. Honghai Zhang, who wholly controls Desheng Boiler and Desheng Installation directly and indirectly, on May 17, 2010, Mr. Honghai Zhang transferred all his controlling interests in Desheng Boiler and Desheng Installation to Kaifeng Nice view, resulting that Desheng Boiler and Desheng Installation became the wholly-owned subsidiaries of Kaifeng Nice view.

Before and after the above reorganization, China Niceview, Hong Kong Niceview, Kaifeng Nice View, Desheng Boiler and Desheng Installation were under common control of Mr. Honghai Zhang. Therefore, the reorganization was effectively legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting. The effect of the reorganization was applied retroactively to the prior year’s consolidated financial statements as if the current structure existed since inception.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change of reporting entity and basis of presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The reverse acquisition described in note 1 was treated as recapitalization of the Company. As such, China Niceviews is the continuing entity for financial reporting purposes. SEC Manual Item 2.6.5.4 Reverse Acquisitions requires that “in a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.” Therefore, the consolidated financial statements have been prepared as if China Niceview had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

The consolidated interim financial information as of June 30, 2010 and for the three and six-month periods ended June 30, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2010, its consolidated results of operations for the three and six-month periods ended June 30, 2010 and 2009 and its cash flows for the six-month periods ended June 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

(b)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, depreciation period of property, plant and equipment, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(c)	Business combination

For a business combination, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, were recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess in earnings was recognized as a gain attributable to the Group.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standard Codification (“ASC”) Topic 740-10 (Formerly Statement of Financial Accounting Standard (“SFAS”) No.109 “Accounting for Income Taxes”)

(d)	Cash and cash equivalents

Cash includes not only currency on hand but demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. No cash and cash equivalents are restricted as to withdrawal or usage.

(e)	Accounts receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for six months ended June 30, 2010 and 2009, respectively.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of June 30, 2010 and December 31, 2009.

(f)	Inventories

Inventories are stated at lower of cost or market. Cost is determined using weighted average method. Inventory includes raw materials and supplies, work in process and finished goods. The variable production overheads are allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overheads to the cost of conversion is based on the normal capacity of the production facilities.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued.

(g)	Property, plant and equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

Depreciation of property, plant and equipment is calculated using the straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets as follows.

		Residual
	Years	value
Buildings and improvements	20	5%
Machinery	10	5%
Office equipment and furnishing	5	5%
Motor vehicles	5-6	5%

Depreciation of property, plant and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

Expenditures for maintenance and repairs are expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statements of income.

Construction in progress represented capital expenditure in respect of direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

(h)	Land use rights

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC during the contractual term of the land use right. Land use right are carried at cost and charged to expense on a straight line basis over the respective periods of the rights or the remaining period of the rights upon acquisition.

(i)	Long term investment

Long term investment consists of ownership in the private financial institution, which the Group does not exercise significant influence, is accounted for under the cost method of accounting. Under cost method, the Group’s share of the earnings or losses of the investee are not reflected in investment gain or loss in the consolidated statement of income, unless the investee announces the dividend distribution.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

(j)	Impairment of long-lived assets

A long-lived asset (asset group) classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. A long-lived asset is not depreciated (amortized) while it is classified as held for sale. A gain or loss not previously recognized that results from the sale of a long-lived asset (asset group) are recognized at the date of sale.

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of June 30, 2010 and December 31, 2009.

(k)	Foreign currency translation and transactions

The Group’s functional currency is RMB.

At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in determining net income for the period in which the exchange rate changes. At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

The Group’s reporting currency is US$. Assets and liabilities are translated to the reporting currency at the current exchange rate at the balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

(l)	Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with ASC Topic 450 (formerly SFAS No. 5, “Accounting for Contingencies”), the Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material service liability claims.

(m)	Appropriated retained earnings

The income of the Group is distributable to its stockholders after transfer to reserves as required by relevant PRC laws, regulations and the articles of association. Appropriations to the reserves are approved by the respective boards of directors.

Reserves include statutory reserves and other reserves. Statutory reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of stockholders, provided that the balance after such conversion is not less than 25% of the registered capital. The appropriation of statutory reserve may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital. Pursuant to relevant PRC laws and articles of association of Desheng Boiler and Desheng Installation, the appropriation to the statutory reserves and other reserves is 15% of net profit after taxation of respective entity, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP might differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

(n)	Revenue recognition

Sales of boiler

The Group recognizes revenue from sales of boiler in accordance with ASC Topic 605 (formerly Staff Accounting Bulletin No. 104, “Revenue recognition” ). All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or the Group has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied.

In the PRC, value added tax (the “VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Installation, technology and information consulting services

The Group recognizes the revenue of installation and technology and information consulting services in accordance with ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, using the percentage-of-completion method. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. From time to time, the Group will record costs and estimated profits in excess of billings for a contract. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

(o)	Research and development costs

Research and development costs are expensed as incurred. These expenses consist of the costs of the Group’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$177,346 and US$156,358 were recorded in the general and administrative expenses and cost of goods sold for six months ended June 30, 2010 and 2009, respectively. And the research and development cost were US$90,673 and US$81,179 for three months ended June 30, 2010 and 2009

(p)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to US$28,410 and US$17,886 were recorded in the selling expenses for six months ended June 30, 2010 and 2009, respectively.

(q)	Retirement and other postretirement benefits

Full-time employees of the Group in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Group makes contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$367,124 and US$384,012 for six months ended June 30, 2010 and 2009, respectively.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

(r)	Income tax

The Group follows ASC Topic 740 (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(s)	Uncertain tax positions

The Group follows ASC Topic 740 (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of June 30, 2010 and December 31, 2009.

(t)	Comprehensive income

The Group follows ASC Topic 220 (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the periods presented, the Group’s comprehensive income represents its net income and foreign currency translation adjustments.

(u)	Segment reporting

The management has determined that the Group, as defined by ASC Topic 280-10 (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), has two operating segments, for sales of products and for providing the installation, technology and information consulting services.

As the Company generates all of its revenues from customers in the PRC, no geographical segments are presented.

(v)	Fair value measurements

Financial instruments include cash and cash equivalents, accounts receivable, prepayments and other receivables, short-term loans, accounts payable and other payables. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

The Group adopted ASC Topic 820-10 (formerly SFAS No. 157, “Fair Value Measurements”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non- financial liabilities, as these items are not recognized at fair value on a recurring basis.

ASC Topic 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(w)	Recently issued accounting standards

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(x)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable. As of June 30, 2010 and December 31, 2009, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from any customers which individually represent greater than 10% of the total revenues for the periods presented.

Concentration of suppliers

The Group only purchased from one supplier namely Henan Yuyang Industry Co., Ltd. for 20% of its total purchase in six months ended June 30, 2009. Other than that, the Group did not purchase from any other individual suppliers over 10% in six months ended June 30, 2010 and 2009 as well as three months ended June 30, 2010 and 2009.

Current vulnerability due to certain other concentrations

The Group’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 30 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

The Group transacts all of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that RMB may be readily convertible into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Accounts receivable	$12,571,774	$14,185,066
Less: allowance for doubtful accounts	-	-
	$12,571,774	$14,185,066

Neither specific evidence indicating doubtful collection, nor long aging balance was identified during six months ended June 30, 2010 and the year ended December 31, 2009, no allowance was provided for doubtful accounts.

4.	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$1,141,271	$2,236,907
Work in process	6,270,348	4,540,050
Finished goods	794,977	1,285,633
	$8,206,596	$8,062,590

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Prepayments	$971,151	$293,468
Other receivables	438,401	52,604
Deposit for Fuyuan Installation acquisition	1,463,122	-
	$2,881,674	$346,072

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Buildings and improvements	$3,529,580	$3,419,385
Machinery	3,571,226	3,546,234
Office equipment and furnishing	232,853	205,053
Motor vehicles	284,735	287,020
Construction in progress	198,561	148,794
	7,816,956	7,606,486
Less: accumulated depreciation	(5,522,188)	(5,332,268)
	$2,294,768	$2,274,218

The Group recorded depreciation expenses of US$151,836 and US$157,020 for the six months ended June 30, 2010 and 2009, respectively.

Certain buildings with an aggregate carrying value of US$1,394,024 and US$1,452,749 were pledged as collateral for bank loans as of June 30, 2010 and December 31, 2009 respectively.

7.	LAND USE RIGHTS, NET

The following balances represented the land use rights of the Group as of the period ends presented:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Land use rights	$4,764,905	$4,732,639
Less: accumulated amortization	(438,607)	(388,417)
	$4,326,298	$4,344,222

Land use rights represent cost of the land use rights in respect of land located in the PRC. The Group recorded amortization expenses of US$47,237 and US$47,178 for the six months ended June 30, 2010 and 2009, respectively.

All the land use rights were pledged as collateral for bank loans as of June 30, 2010 and December 31, 2009, respectively.

8.	LONG TERM INVESTMENT

According to a share purchase agreement entered into by and between Kaifeng Cigarettes Sales Company (“Kaifeng Cigarettes”) and Desheng Boiler dated December 31, 2005, Desheng Boiler purchased 4% of equity interest of Kaifeng Municipal Commercial Bank from Kaifeng Cigarettes at a consideration of RMB5,000,000, which accounted for 4% of the total registered capital of the bank. No dividend was received by Desheng Boiler from Kaifeng Municipal Commercial Bank during the six months ended June 30, 2010 and the fiscal year ended December 31, 2009. It is not practicable to estimate the fair value of the long term investment, no impairment was recognized during the six months ended June 30, 2010 and 2009.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

9.	SHORT-TERM LOANS

Short-term loans consist of the following:

	June 30, 2010			December 31, 2009
	(Unaudited)
	Interest	Maturity		Interest	Maturity
Lender	rate	date	Balance	rate	date	Balance

Kaifeng Municipal	5.31%	Jul. 15, 2010	$441,768	5.31%	Jul. 15, 2010	$438,776
Commercial Bank
Songdu Branch	5.31%	Jul. 15, 2010	294,512	5.31%	Jul. 15, 2010	292,517
	5.31%	Dec. 21, 2010	441,768	5.31%	Dec. 21, 2010	438,776
	5.31%	Dec. 28, 2010	294,512	5.31%	Dec. 28, 2010	292,517
	7.97%	Oct. 21, 2010	294,512	7.97%	Oct. 21, 2010	292,517
Subtotal			$1,767,071			$1,755,103

Shanghai Pudong
Development
Bank	5.84%	Aug. 13, 2010	2,945,118	5.84%	Aug. 13, 2010	2,925,175
Total			$4,712,188			$4,680,278

All short-term loans were denominated in RMB for working capital purposes and were pledged by buildings and land use rights, with weighted average balances of US$2,323,819 and US$2,309,873 and weighted average interest rates of 5.5% and 6.2% for the six months ended June 30, 2010 and 2009, respectively. The weighted average balances were US$2,323,819 and US$2,309,873 and weighted average interest rates were 5.3% and 6.3% for the three months ended June 30, 2010 and 2009, respectively.

The following table summarizes the unused lines of credit:

	June 30, 2010				December 31, 2009

(Unaudited)

		Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	Starting date	date	amount	facility	date	date	amount	facility
Shanghai Pudong Development Bank	Aug 12, 2008	Aug 11, 2011	$4,417,677	$1,472,559	Aug 12, 2008	Aug 11, 2011	$4,387,761	$1,462,586

The above lines of credit were pledged by buildings and land use rights for working capital and general corporate purposes. The unused credit facilities can be withdrawn upon demand if the Group complies with the underlying undertakings, i.e. pre-approval by lender regarding liquidation, bankruptcy, merger, split-up, restructuring, or disposal of material assets, or change in shareholding structure, etc.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Advance from customers	$405,782	$1,566,051
Payroll and welfare payable	977,701	783,811
VAT payable	258,000	129,854
Other taxes payable	362,899	207,449
Accrued expenses	39,767	34,588
Other payables	1,617,256	804,874
	$3,661,405	$3,526,627

11.	ADDITIONAL PAID-IN CAPITAL

The additional paid-in capital was derived from the liabilities waived, addition capital paid by the original stockholders before 2004 and the proceeds from private placement in June 2010 as described in note 1.

12.	RESTRICTED NET ASSETS

As described in note 2(m), the net income of the Group is distributable only after sufficient appropriation of reserves. Amounts restricted to transfer funds to the stockholder through loans, advance, or dividends been made, include paid-in capital, additional paid-in capital and reserve funds of the Group as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$20,590,076 and US$12,366,457 as of June 30, 2010 and December 31, 2009 respectively.

13.	REVENUES

Top ten customer aggregate sales and sales percentages for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Aggregated top 10 customer sales amount	$5,771,806	$5,800,013	$6,855,499	$6,679,807
Percent of total sales amount	22%	31%	15%	18%

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

14.	TAXATION

The company and it’s subsidiaries’ each files tax returns separately.

1)	Value Added Tax (“VAT”)

Pursuant to the Provisional Regulation of the PRC on the VAT and its implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay the VAT at a rate of 17% of the gross sales proceeds received, less any deductible the VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred.

Desheng Boiler is subject to the VAT at 17% for its revenues.

2)	Business Tax (“BT”)

Pursuant to the Provisional Regulation of China on BT and its implementing rules, all entities and individuals that are engaged in providing services which are not subject to VAT in China are generally required to pay BT at a certain rate of the gross revenues from services.

Desheng Installation is subject to BT at tax rate of 3% for its revenues from installation services and tax rate of 5% for its revenues from technology and information consulting services.

3)	Income tax

United States

China Power is subject to United States tax at a tax rate of 34%. No provision for income tax in the United States has been made as China Power had no U.S. taxable income for six months ended June 30, 2010 and 2009.

BVI

China Niceview is incorporated in BVI and is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Hong Kong Niceview was incorporated in the Hong Kong, and under the current laws of Hong Kong, is subject to Hong Kong income tax at a tax rate of 17.5%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on the taxable income. The statutory tax rate is 25%.

Desheng Boiler was qualified as New and High-Tech Enterprise ("NHTE") before and after the EIT Law and therefore it enjoyed a preferential tax rate of 15% in calendar years of 2010 and 2009.

Desheng Installation was subject to the statutory tax rate of 25% in calendar years of 2010 and 2009.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	1,850,635	1,338,267	$3,285,341	$2,501,595
Effect of preferential tax rate	(276,845)	(214,537)	(532,590)	(439,769)
Additional deductable expenses	-	-	-	(4,235)
Others	(605)	(4)	-	(2,531)
Effective enterprise income tax	1,573,185	1,123,726	$2,752,751	$2,055,060

15.	COMMITMENTS AND CONTINGENCIES

The Group did not have any significant capital or lease commitment as of June 30, 2010.

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not record any contingencies as of June 30, 2010.

16.	SEGMENT REPORTING

The management has determined that the Group, as defined by ASC 280-10, “Segment Reporting”, has two operating segments, for sales of boiler and for providing installation technology and information consulting services and their financial summary is as follows:

			Installation, technology and
	Sales of Boiler		information consulting services		Total
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$15,093,605	$11,181,145	$11,050,598	$7,769,994	$26,144,203	$18,951,139
Cost of goods sold	11,340,003	8,165,362	6,076,053	4,288,020	17,416,056	12,453,382
Operating expenses	1,121,229	837,552	339,275	272,610	1,460,504	1,110,162
Income tax expense	415,877	321,804	1,158,518	801,922	1,574,395	1,123,726
Segment profit	2,164,375	1,823,572	3,475,553	2,405,766	5,639,928	4,229,338
Expenditure for segment assets	137,336	-	-	-	137,336	-
Segment assets	$37,340,497	$30,701,792	$11,265,539	$8,441,408	$48,606,036	$39,143,200

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$, except for shares)

			Installation, technology and
	Sales of Boiler		information consulting services		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$28,586,471	$22,796,862	$18,119,726	13,932,902	$46,706,197	$36,729,764
Cost of goods sold	21,242,713	16,683,898	9,809,040	7,796,197	31,051,753	24,480,095
Operating expenses	2,099,952	1,690,385	491,805	522,886	2,591,757	2,213,271
Income tax expense	798,886	654,054	1,953,865	1,401,006	2,752,751	2,055,060
Segment profit	4,338,806	3,743,633	5,861,587	4,207,684	10,200,393	7,951,317
Expenditure for segment assets	156,876	-	-	-	156,876	-
Segment assets	$37,340,497	$30,701,792	$11,265,539	8,441,408	$48,606,036	$39,143,200

17.	SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the interim consolidated financial statements, which occurred on August 16, 2010, and identified the following subsequent events.

On July 1, 2010, Desheng Installation entered into an acquisition agreement (the “Acquisition Agreement”) with Fuyuan Installation, which is incorporated in Jinan city, Shandong province, PRC. According to the Acquisition Agreement, Desheng Installation acquired 60% of the capital interest of Fuyuan Installation, for cash consideration of US$8.24 million. In addition, pursuant to the Acquisition Agreement, Desheng Installation will also inject US$0.76 million to Fuyuan Installation's registered capital within 30 days after the execution of the Acquisition Agreement.

Fuyuan Installation is engaged in installing boilers, high pressure pipes and relevant equipments. It also provides maintenance and repair services for the installed boilers, high pressure pipes and other equipments. According to the Acquisition Agreement, and the valuation of Fuyuan Installation and the purchase price allocation was still in progress and the financial effect can not be determined at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of our company, its directors or its officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Current Report on Form 8-K filed on June 3, 2010, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission (the “SEC”) since the filing date of our Current Report on Form 8-K filed on June 3, 2010.

Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three month and six month periods ended June 30, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

  "BVI" refers to the British Virgin Islands;

  "China," "Chinese" and "PRC," refer to the People’s Republic of China;

  "China Power Technology Inc.," "the Group," "we," "us," or "our," refer to the consolidated business of China Power Technology Inc., and its wholly-owned subsidiaries, China Niceview, Hong Kong Niceview, Kaifeng Nice View, Desheng Boiler and Desheng Installation, but do not include the stockholders of China Power Technology Inc.;

  "China Niceview" refers to China Niceview Power Technology Limited, a BVI company and its direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

  "Desheng Boiler" refers to Henan Kaifeng Desheng Boiler Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  "Desheng Installation" refers to Henan Desheng Boiler Installation Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  "Hong Kong Niceview" refers to Hong Kong Niceview Power Technology Co., Limited, a Hong Kong company and our indirect, wholly-owned subsidiary;

  "Kaifeng Nice View" refers to Kaifeng Nice View Power Technology Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  "RMB" refers to Renminbi, the legal currency of China;

  "U.S. dollar," "$" and "US$" refer to the legal currency of the United States; "Wise" refers to Wise Winning Limited, a BVI company; "Securities Act" refers to the Securities Act of 1933, as amended; and "Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

Overview

We are principally engaged in manufacture, design, development, installation and maintenance of circulating fluidized bed, or CFB boilers. We developed the first CFB boilers in China.

We are a market leader in the industrial CFB boiler market in China. Unlike most other industrial boiler manufacturers in China, we not only provide boiler products, but also provide comprehensive boiler solutions to our customers. As a total solution provider, we offer high quality CFB boiler products, and continuously provide services to assist our customers in improving boiler operation processes such as installation and testing, desulfurization and denitrification, and coating repair.

Our products include twelve different size CFB boilers with seven to eight different models for each size. This broad product variety fits the demand for customers from a wide variety of industries and helps us to establish a diversified customer base.

As of June 30, 2010, we had 1,049 employees. Our facilities occupy an area of 75,185 square meters.

Second Quarter Financial Performance Highlights

During the second quarter of 2010, we focused primarily on analyzing the needs of our customers, providing optimized design based on analysis and simulation, offering high quality CFB boiler products, and continuously assisting our customers in improving boiler operation process.

The following are some financial highlights for the second quarter of 2010:

  Revenue: Revenue increased by $7 million, or 38%, to $26 million in the three months ended June 30, 2010 from $19 million in same period of 2009.

  Gross Margin: Our gross margin increased by $2.2 million, or 34%, to $8.7 million during three months ended June 30, 2010 from $6.5million in same period of 2009.

  Net Income: Our net income increased $1.4 million, or 33%, to $5.6 million in three months ended June 30, 2010 from $4.2 million in same period of 2009.

Key Statements of Income and Comprehensive Income Items

Revenue

Our revenue is derived from selling boilers and providing installation and other boiler-related services to our customers in China. We sell our boilers through our own six regional sales teams. After receiving an order from a customer, we assist the customer in selecting an appropriate boiler from our existing model line or customize a boiler for the customer. Generally, our product cycle from receiving a customer order through completion of on-site installation and testing lasts from 3 to 6 months. We recognize revenues from sale of boilers upon delivery to and acceptance by the customers of our boilers. We recognize revenues from installation and other boiler related services using the percentage-of-completion method.

Cost of Goods Sold

Cost of goods sold primarily consists of cost of raw materials, electricity and other utilities, and direct labor, manufacturing supplies, depreciation. Our principal raw materials are steel plates and steel pipes, which account for approximately 46% of cost of goods sold. We source our steel plates and steel pipes from suppliers in the PRC.

We have two types of business, whose costs of goods sold consist of different components. For the boiler manufacturing business, cost of goods sold primarily consists of cost of raw materials, direct labor, manufacturing supplies, depreciation, electricity and other utilities. Raw material materials are steel plates and steel pipes and boiler related supplies, which account for approximately 88% of total cost of goods sold for boiler manufacturing business. The cost of good sold of installation business primarily consists of installation materials and labor cost. The installation material consists of approximately 70% of the total cost of good sold for boiler installation business.

Operating Expenses

Operating expenses primarily consist of selling expenses and general and administrative expenses.

Selling Expenses

Selling expenses consist of selling commission, salary, advertisement expenses and travel expenses.

General and Administrative Expenses.

General and administrative expenses consist of salary, social benefit, amortization/depreciation, entertainment, travelling, office supplies and utilities.

Interest Expense.

Interest expense consists primarily of interest on our outstanding indebtedness.

Results of Operations

The three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues
Revenues	$26,144,203	100.00%	$18,951,139	100.00%
Cost of goods sold	17,416,056	66.62%	12,453,382	65.71%
Gross profit	8,728,147	33.38%	6,497,757	34.29%
Operating expenses
Selling expenses	927,741	3.55%	702,536	3.71%
General and administrative expenses	532,763	2.04%	407,626	2.15%
	1,460,504	5.59%	1,110,162	5.86%
Other income (expenses)
Interest income	865	0.00%	14,931	0.08%
Interest expense	(61,536)	-0.24%	(73,170)	-0.39%
Other (income)/expenses	7,351	0.03%	23,708	0.13%
	(53,320)	0.20%	(34,531)	0.18%
Income before income tax expense	7,214,323	27.59%	5,353,064	28.25%
Income tax expense	1,574,395	6.02%	1,123,726	5.93%

Net income	5,639,928	21.57%	4,229,338	22.32%
Foreign currency translation (gain) loss	192,440	0.74%	50,244	0.27%
Comprehensive income	$5,832,368	22.31%	$4,279,582	22.58%

Revenues. Revenues increased by $7.2 million, or 38.0%, to $26.1 million in the three months ended June 30, 2010 from $19.0 million in the corresponding period of 2009. The increase was mainly due to (1) an improving economy in the second quarter of 2010 as compared to the same quarter in 2009; (2) enhanced sales and marketing efforts conducted during the second quarter of 2010 which resulted in increased sales; and (3) increased sales in the second quarter of 2010 in two new service categories, namely boiler room design and boiler operation services, compared to 2009 when those services were just initiated.

Cost of Goods Sold. Our cost of goods sold increased by $5.0 million, or 39.9%, to $17.4 million in the three months ended June 30, 2010 from $12.5 million in the corresponding period of 2009. This increase was mainly due to the increase in sales. As a percentage of revenues, cost of goods sold increased from 65.71% in three months ended June 30, 2009 to 66.62% in the same period of 2010. The increase was mainly due to higher purchase prices of raw materials in the second quarter compared with the same period of last year.

Gross Profit. Our gross profit increased by $2.2 million, or 34.3%, to $8.7 million in the three months ended June 30, 2010 from $6.5 million in the same period of 2009. Gross profit as a percentage of revenues was 33.38% in three months ended June 30, 2010, compared to 34.29% in corresponding period of 2009. This percentage decrease was mainly attributable to the increase of the purchase prices of raw materials.

Selling Expenses. Our selling expenses increased by $0.2 million, or 32.1%, in the three months ended June 30, 2010 from $0.7 million in corresponding period of 2009. Sales commission is the main item in selling expenses, which is calculated based on realized sales in the individual accounting periods. Therefore, the increase in the sales in the three months ended June 30, 2010 resulted in the increase in selling expenses. As a percentage of revenues, selling expenses decreased to 3.55% in the three months ended June 30, 2010 from 3.71% in the corresponding period of 2009. The decrease was mainly because other expense items in selling expenses did not increase at the same pace with the increase in sales.

General and Administrative Expenses. Our general and administrative expenses increased by $0.1 million, or 30.7%, to $0.5 million in the three months ended June 30, 2010 from $0.4 million in the same period of 2009. The Group increased basic salary of management staff slightly from July 1, 2009, which contributed to the increase in the general and administrative expenses. To meet the SEC reporting requirements as a public company, we hired more management staff and the salary expenses increased accordingly. As a percentage of revenues, general and administrative expenses decreased to 2.04% in three months ended June 30, 2010 as compared to 2.15% in corresponding period of 2009. The decrease was mainly because most of the general and administrative expense items did not increase as fast as the sales increase.

Interest Expenses. Our interest expenses decreased by $11,634, or 15.9%, to $61,536 in the three months ended June 30, 2010, as compared to $73,170 in corresponding period of 2009. Such decrease was due to decrease in average interest rate.

Income Before Income Tax Expense. Income before income tax expense increased by $1.9 million, or 34.8%, to $7.2 million in the three months ended June 30, 2010 from $5.4 million in the same period of 2009. Income before income tax expense as a percentage of sales revenue decreased to 27.59% in three months ended June 30, 2010, as compared to 28.25% in the same period of 2009. The increase of income before income tax expense was due to the factors described above.

Income Tax Expense. Our income tax expense increased by $0.5 million, or 40.1%, to $1.6 million in the three months ended June 30, 2010 from $1.1 million in corresponding period of 2009. The increase of income tax expense was mainly due to an increase in the income before income tax expense. The income tax expense increased faster than the income before income tax expense because Desheng Installation, which has a higher income tax rate, expanded faster in 2010.

Net Income. Our net income increased $1.4 million, or 33.4%, to $5.6 million in the three months ended June 30, 2010 from $4.2 million in the same period of 2009, as a result of the factors described above.

The six months ended June 30, 2010 as compared with the six months ended June 30, 2009.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues
Revenues	$46,706,197	100.00%	$36,729,764	100.00%
Cost of goods sold	31,051,753	66.48%	24,480,095	66.65%
Gross profit	15,654,444	33.52%	12,249,669	33.35%
Operating expenses
Selling expenses	1,605,692	3.44%	1,434,430	3.91%
General and administrative expenses	986,065	2.11%	778,841	2.12%
	2,591,757	5.55%	2,213,271	6.03%
Other income (expenses)
Interest income	8,175	0.02%	23,141	0.06%
Interest expense	(129,050)	-0.28%	(145,337)	-0.40%
Other (income)/expenses	11,332	0.02%	92,175	0.25%
	(109,543)	0.23%	(30,021)	0.08%
Income before income tax expense	12,953,144	27.73%	10,006,377	27.24%
Income tax expense	2,752,751	5.89%	2,055,060	5.60%

Net income	10,200,393	21.84%	7,951,317	21.65%
Foreign currency translation (gain) loss	196,601	0.42%	74,294	0.20%
Comprehensive income	$10,396,994	22.26%	$8,025,611	21.85%

Revenues. Revenues increased by $10.0 million, or 27.2%, to $46.7 million in the six months ended June 30, 2010 from $36.7 million in the same period of 2009. The increase was mainly due to (1) an improving economy in the first half of 2010 as compared to the same period in 2009; (2) enhanced sales and marketing efforts conducted during the first half of 2010 which resulted in increased sales; and (3) increased sales in the first half of 2010 in two new service categories, boiler room design and boiler operation services, compared to 2009 when those services were just initiated.

Cost of Goods Sold. Our cost of goods sold increased by $6.6 million, or 26.8%, to $31.1 million in the six months ended June 30, 2010 from $24.5 million in the same period of 2009. This increase was mainly due to increase in sales. As a percentage of revenues, cost of goods sold decreased from 66.65% in the six months ended June 30, 2009 to 66.48% in the same period of 2010. The slight decrease was attributable to the impact of increase in the costs of raw material in the current period and more after sale services, which have a much higher profit margin ratio.

Gross Profit. Our gross profit increased by $3.4 million, or 27.8%, to $15.7 million in the six months ended June 30, 2010 from $12.2 million in the same period of 2009. Gross profit as a percentage of revenues was 33.52% in the six months ended June 30, 2010, compared to 33.35% in the same period of 2009. Such slight percentage increase was mainly attributable to the reasons mentioned above.

Selling Expenses. Our selling expenses increased by $0.2 million, or 11.9%, in the six months ended June 30, 2010 from $1.4 million in the same period of 2009. The increase in the sales in the six months ended June 30, 2010 resulted in the increase in selling expenses. As a percentage of revenues, selling expenses decreased to 3.44% in the six months ended June 30, 2010 from 3.91% in the same period of 2009. The decrease was because other expense items in selling expenses did not increase at the same pace with the increase in sales.

General and Administrative Expenses. Our general and administrative expenses increased by $0.2 million, or 26.6%, to $1.0 million in the six months ended June 30, 2010 from $0.8 million in the same period of 2009. The Group increased basic salary of management staff slightly from July 1, 2009, which contributed to the increase in the general and administrative expenses. To meet the SEC reporting requirements as a public company, we hired more management staff and the salary expenses increased accordingly. As a percentage of revenues, general and administrative expenses decreased to 2.11% in six months ended June 30, 2010 as compared to 2.12% in the same period of 2009. The decrease was mainly because most of the general and administrative expense items not increasing as fast as the sales.

Interest Expenses. Our interest expenses decreased by $16,287, or 11.2%, to $129,050 in the six months ended June 30, 2010, as compared to $145,337 in the same period of 2009. Such decrease was due to decrease in the average interest rate.

Income Before Income Tax Expense. Income before income tax expense increased by $2.9 million, or 29.4%, to $13.0 million in the six months ended June 30, 2010 from $10.0 million in the same period of 2009. Income before income tax expense as a percentage of sales revenue increased to 27.73% in six months ended June 30, 2010, as compared to 27.24% in the same period of 2009. The increase of income before income tax expense was due to the factors described above.

Income Tax Expense. Our income tax expense increased by $0.7 million, or 33.9%, to $2.8 million in the six months ended June 30, 2010 from $2.1 million in the same period of 2009. The increase of income tax expense was mainly due to increase in the income before income tax expense. The income tax expense increased faster than the income before income tax expense because Desheng Installation, which has a higher income tax rate, expanded faster in 2010.

Net Income. Our net income increased $2.2 million, or 28.3%, to $10.2 million in the six months ended June 30, 2010 from $8.0 million in the same period of 2009, as a result of the factors described above.

Taxation

United States

The Company is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as the Company had no taxable income in the United States for the reporting period.

British Virgin Islands

China Niceview was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Hong Kong Niceview was incorporated in the Hong Kong, and under the current laws of Hong Kong, is subject to Hong Kong income tax at a tax rate of 17.5% .

China

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on the taxable income. The statutory tax rate is 25%.

Desheng Boiler was certified as a high technology company and was subject to Enterprise Income Tax (“EIT”) at preferential tax rate of 15% for the six months period ended June 30, 2010 and 2009.

Kaifeng Nice View and Desheng Installation were subject to EIT at tax rate of 25% for the six months period ended June 30, 2010 and 2009.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

We incurred income taxes of $2.8 million for the six-month period ended June 30, 2010, an increase of $0.7 million or 34% from the taxes we incurred in the same 2009 period, which were $2.1 million. This increase in taxes was due to our higher revenues and operating profits.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $17.6 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Six months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	12,178	8,433
Net cash used in investing activities	(1,620)	(1)
Net cash provided by financing activities	845	-
Effect of exchange rate changes on cash and cash equivalents	61	36
Net increase in cash and cash equivalents	11,464	8,467
Cash and cash equivalents at the beginning of period	6,125	6,647
Cash and cash equivalents at the end of period	17,589	15,115

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $12.2 million in six months ended June 30, 2010 and $8.4 million in the same period of 2009. The increase of net cash provided by operating activities in the six months period ended June 30, 2010, as compared to the same period of 2009, was mainly attributed to the better operating results in the first half 2010. We  had better collection in our accounts receivable from customers and had better control over payments of our accounts payable in the first half of 2010 as compared to the same period in 2009.

Investing Activities

Net cash used in investing activities was $1.6 million in the six months ended June 30, 2010 and nil in the same period of 2009. The change was mainly attributable to a down payment deposit that we made in order to acquire Shandong Fuyuan Equipment Installation Co., Ltd. and the purchase of equipment and machinery during the first half of 2010.

Financing Activities

Net cash provided from financing activities was $0.8 million in the six months ended June 30, 2010 and nil in the same period of 2009. The net cash provided in the current period was $9.4 million net proceeds from the private placement and $8.6 million dividends paid in the current period.

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, and bank loans referenced above, should be adequate to sustain our operations at our current level through at least the next twelve months.

The Company paid off two bank loans with an aggregate amount of RMB 5 million (approximately $736,280) in July 2010. As of the date of the Report, we are party to several loan agreements, including:

  Loan Agreement, dated August 14, 2009, between Desheng Boiler and Shanghai Pudong Development Bank, Zhengzhou Branch (“Zhengzhou PDB”), pursuant to which Zhengzhou PDB provided a loan with a total amount of RMB 20,000,000 (approximately $2,945,118). The agreement is for a term of one year. The interest rate is 5.841% per annum.

  Loan Agreement, dated December 22, 2009, between Desheng Boiler and Songdu Branch pursuant to which Songdu Branch provided a loan with a total amount of RMB 3,000,000 (approximately $441,768). The agreement is for a term of one year. The interest rate is 5.31% per annum.

  Loan Agreement, dated December 30, 2009, between Desheng Boiler and Songdu Branch, pursuant to which Songdu Branch provided a loan with a total amount of RMB 2,000,000 (approximately $294,512). The agreement is for a term of one year. The interest rate is 5.31% per annum.

  Loan Agreement, dated November 16, 2009, between Desheng Installation and Songdu Branch, pursuant to which Songdu Branch provided a loan with a total amount of RMB 2,000,000 (approximately $294,512). The agreement is for a term of one year. The interest rate is 7.965% per annum.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Revenue recognition

Sales of boiler

The Group recognizes revenue from sales of boiler in accordance with ASC Topic 605 (formerly Staff Accounting Bulletin No. 104, “Revenue recognition” ). All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or the Group has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied.

In the PRC, value added tax, or the “VAT” of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Installation, technology and information consulting services

The Group recognizes the revenue of installation and technology and information consulting services in accordance with ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, using the percentage-of-completion method. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. From time to time, the Group will record costs and estimated profits in excess of billings for a contract. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

Accounts receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for six months ended June 30, 2010 and 2009, respectively.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of June 30, 2010 and December 31, 2009.

Income tax

The Group follows ASC Topic 740 (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair value measurements

Financial instruments include cash and cash equivalents, accounts receivable, prepayments and other receivables, short-term loans, accounts payable and other payables. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820-10 (formerly SFAS No. 157, “Fair Value Measurements”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

ASC Topic 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable. As of June 30, 2010 and December 31, 2009, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from any customers which individually represent greater than 10% of the total revenues for the periods presented.

Concentration of suppliers

The Group only purchased from one supplier namely Henan Yuyang Industry Co., Ltd. for 20% of its total purchase in six months ended June 30, 2009. Other than that, the Group did not purchase from any other individual suppliers over 10% in six months ended June 30, 2010 and 2009 as well as three months ended June 30, 2010 and 2009.

Current vulnerability due to certain other concentrations

The Group’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 30 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

The Group transacts all of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that RMB may be readily convertible into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Recently issued accounting pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that is material to an investment in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations except that we normally have slow period around Chinese new year public holiday.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Honghai Zhang and SD Liu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management is not aware of any material weakness in our internal control over financial reporting which causes them to believe that any material inaccuracies or errors existed in our financial statements as of June 30, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Changes in Internal Control over Financial Reporting

There are no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

On June 16, 2010, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain accredited investors (collectively, the "Investors"). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Investors 3,703,704 shares of the Company’s common stock, representing approximately 8.47% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $10 million, or $2.7 per share. Among the material covenants with the Investors, the Company agreed that if in connection with any financing transactions in which the Company sells common stock or common stock equivalents, the gross sales price per share of common stock (or common stock equivalent) sold in the equity financing is less than $5.40, then the Company’s CEO Mr. Honghai Zhang shall be obligated to cause to release his escrowed shares to the Investors on a pro rata basis, for no additional consideration that number of shares of Common Stock as is equal to $10,000,000/(Financing Price Per Share/2) – 3,703,704.

Item 6. Exhibits.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 16, 2010

CHINA POWER TECHNOLOGY, INC.

/s/SD Liu
SD Liu
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.