Form 10-Q/A
period 2010-06-30
China Power Technology, Inc.
filed 2010-09-20
CIK 1448500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q/A
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

EXPLANATORY NOTE

On August 16, 2010, China Power Technology, Inc. (the "Company") filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, with the Securities and Exchange Commission (the "Original Filing"). The Company is filing this amendment to the Original Filing in order to correct a clerical error that resulted in the failure to reflect Income tax payable arising from the cancellation of a related party loan to the Company on the Company's Consolidated Balance Sheets in the Original Filing. The Company's Income tax payable should have reflected an increase in an amount of $1,301,065 in Income tax payable and a corresponding decrease in Total shareholders' equity, the decrease consisting of a decrease in amounts of $1,292,720 and $8,345 in Additional paid-in capital and Accumulated other comprehensive income, respectively. The Company has amended the Consolidated Balance Sheets in this amendment to reflect the correct amounts of Income tax payable, Additional paid-in capital, Accumulated other comprehensive income and Total shareholders' equity, and note 1 to the financial statements to include an explanation of the accrued income tax payable. This had no impact on the MD&A previously filed.

In addition, the Company also reflected the impact, due to use of different exchange rates for balance sheet items and income statement items, of the above correction on Foreign currency translation adjustment in the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2010. in the Original Filing, the amount of Foreign currency translation adjustment was $196,601 but should have been $188,256.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify or update any other information in the Original Filing. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10- Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

i

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements (unaudited)	1
PART II —OTHER INFORMATION		14
Item 6.	Exhibits	14

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

CHINA POWER TECHNOLOGY, INC.

_________________________________

Consolidated Financial Statements

June 30, 2010 (unaudited)

_________________________________

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONTENTS

Page
Consolidated financial statements:

Consolidated balance sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-2

Consolidated statements of income and comprehensive income (unaudited) for the three and six months ended June 30, 2010 and 2009	F-3

Consolidated statements of cash flows (unaudited) for the six month ended June 30, 2010 and 2009	F-4

Notes to the consolidated financial statements (unaudited)	F-5~F-21

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$17,588,647	$6,124,516
Accounts receivable, net	12,571,774	14,185,066
Inventories	8,206,596	8,062,590
Prepayments and other receivables	2,881,674	346,072
Total current assets	41,248,691	28,718,244

Non-current assets
Property, plant and equipment, net	2,294,768	2,274,218
Land use rights, net	4,326,298	4,344,222
Long term investment	736,279	731,294
	7,357,345	7,349,734
	$48,606,036	$36,067,978

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accounts payable	$2,749,068	$1,802,444
Accrued expenses and other payables	3,661,405	3,526,627
Income tax payable	1,893,859	449,012
Short-term loans	4,712,188	4,680,278
Total current liabilities	13,016,520	10,458,361
commitments and contingencies

Shareholder's Equity

Common stock (US$0.001 par value, 100,000,000 shares authorized, 43,703,704 and 36,800,000 shares outstanding as of June 30, 2010 and December 31, 2009, respectively)	43,704	36,800
Additional paid-in capital	17,012,279	8,795,564
Appropriated retained earnings	3,534,093	3,534,093
Unappropriated retained earnings	12,106,844	10,538,820
Accumulated other comprehensive income	2,892,596	2,704,340
Total shareholder's equity	35,589,516	25,609,617
	$48,606,036	$36,067,978

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$, except shares)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)
Revenues	$26,144,203	$18,951,139	$46,706,197	$36,729,764
Cost of goods sold	17,416,056	12,453,382	31,051,753	24,480,095
Gross profit	8,728,147	6,497,757	15,654,444	12,249,669
Operating expenses
Selling expenses	927,741	702,536	1,605,692	1,434,430
General and administrative expenses	532,763	407,626	986,065	778,841
	1,460,504	1,110,162	2,591,757	2,213,271
Other income (expenses)
Interest income	865	14,931	8,175	23,141
Interest expense	(61,536)	(73,170)	(129,050)	(145,337)
Other operating income	7,351	23,708	11,332	92,175
	(53,320)	(34,531)	(109,543)	(30,021)

Income before income tax expense	7,214,323	5,353,064	12,953,144	10,006,377

Income tax expense	1,574,395	1,123,726	2,752,751	2,055,060
Net income	$5,639,928	$4,229,338	$10,200,393	$7,951,317

Comprehensive income:
Net income	5,639,928	4,229,338	10,200,393	7,951,317
Foreign currency translation adjustment	184,095	50,244	188,256	74,294
Comprehensive income	$5,824,023	$4,279,582	$10,388,649	$8,025,611

Basic and diluted earnings per share	$0.15	$0.11	$0.27	$0.22
Weighted average common shares outstanding- basic and diluted	38,407,243	36,800,000	37,603,621	36,800,000
Cash dividends per share	$-	$-	$0.23	$-

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$, except shares)

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
	(Restated)
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
(Amounts in US$)

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
(Amounts in US$)

Reorganization

Pursuant to the share transfer agreement signed between China Niceview and Mr. Shiyong Fan, the sole stockholder of Hong Kong Niceview on May 19, 2010, Mr. Shiyong Fan transferred all his shares in Hong Kong Niceview to China Niceview, resulting that Hong Kong Niceview became a wholly-owned subsidiary of China Niceview.

Kaifeng Nice View entered into a loan agreement with Mr. Shiyong Fan to borrow approximately RMB35 million (approximately $5.2 million) from Mr Fan. The term of the loan is one year with no interest. Using the proceeds of the loan, Kaifeng Nice View acquired 100% controlling interest of Desheng Boiler and Desheng Installation described as following. The loan was cancelled pursuant to a loan cancellation agreement between Kaifeng Nice View and Mr. Shiyong Fan, on May 28, 2010, resulting in the increase in additional paid-in capital of Kaifeng Nice View. According to the PRC taxation law, such waived liability from stockholder is deemed as income of the entity and subject to income tax. As a result, Kaifeng Nice View accrued the income tax payable at the applicable tax rate of 25%, and such tax liability was charged against additional paid-in capital, amounting to approximately RMB8.8million (approximately US$1.3million) accordingly (note 14).

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

(a)	Change of reporting entity and basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”).

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
(Amounts in US$)

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
(Amounts in US$)

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

Boiler manufacture

The Group recognizes revenue from boiler manufacture in accordance with ASC Topic 605 (formerly Staff Accounting Bulletin No. 104, “Revenue recognition” ). All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or the Group has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied.

In the PRC, value added tax (the "VAT") of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The revenues are recognized on the net basis.

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
(Amounts in US$)

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
(Amounts in US$)

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
(Amounts in US$)

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
(Amounts in US$)

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
(Amounts in US$)

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
(Amounts in US$)

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	1,850,635	1,338,267	$3,285,341	$2,501,595
Effect of preferential tax rate	(275,635)	(214,537)	(532,590)	(439,769)
Additional deductable expenses	-	-	-	(4,235)
Others	(605)	(4)	-	(2,531)
Effective enterprise income tax	1,574,395	1,123,726	$2,752,751	$2,055,060

15.	COMMITMENTS AND CONTINGENCIES

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

The management has determined that the Group, as defined by ASC 280-10, “Segment Reporting”, has two operating segments, for boiler manufacture and for providing installation technology and information consulting services and their financial summary is as follows:

			Installation, technology and
	Boiler manufacture		information consulting services		Total
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$15,093,605	$11,181,145	$11,050,598	$7,769,994	$26,144,203	$18,951,139
Cost of goods sold	11,340,003	8,165,362	6,076,053	4,288,020	17,416,056	12,453,382
Operating expenses	1,121,229	837,552	339,275	272,610	1,460,504	1,110,162
Income tax expense	415,877	321,804	1,158,518	801,922	1,574,395	1,123,726
Segment profit	2,164,375	1,823,572	3,475,553	2,405,766	5,639,928	4,229,338
Expenditure for segment assets	137,336	-	-	-	137,336	-
Segment assets	$37,340,497	$30,701,792	$11,265,539	$8,441,408	$48,606,036	$39,143,200

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

			Installation, technology and
	Boiler manufacture		information consulting services		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$28,586,471	$22,796,862	$18,119,726	13,932,902	$46,706,197	$36,729,764
Cost of goods sold	21,242,713	16,683,898	9,809,040	7,796,197	31,051,753	24,480,095
Operating expenses	2,099,952	1,690,385	491,805	522,886	2,591,757	2,213,271
Income tax expense	798,886	654,054	1,953,865	1,401,006	2,752,751	2,055,060
Segment profit	4,338,806	3,743,633	5,861,587	4,207,684	10,200,393	7,951,317
Expenditure for segment assets	156,876	-	-	-	156,876	-
Segment assets	$37,340,497	$30,701,792	$11,265,539	8,441,408	$48,606,036	$39,143,200

17.	SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the interim consolidated financial statements, which occurred on August 16, 2010, and identified the following subsequent events.

On July 1, 2010, Desheng Installation entered into an acquisition agreement (the "Acquisition Agreement") with Fuyuan Installation, which is incorporated in Jinan city, Shandong province, PRC. According to the Acquisition Agreement, Desheng Installation acquired 60% of the capital interest of Fuyuan Installation, for cash consideration of US$9.3 million.

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

18.

Restatement

On August 16, 2010, the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, with the Securities and Exchange Commission (the "Original Filing"). The Company is filing this amendment to the Original Filing in order to correct a clerical error that resulted in the failure to reflect Income tax payable arising from the cancellation of a related party loan to the Company (see note 1) on the Company's consolidated balance sheets in the Original Filing. The Company’s income tax payable should have reflected an increase in an amount of $1,301,065 in Income tax payable and a corresponding decrease in total shareholder’s equity, the decrease consisting of a decrease in amounts of $1,292,720 and $8,345 in additional paid-in capital and accumulated other comprehensive income, respectively. The Company has amended the consolidated balance sheets in this amendment to reflect the correct amounts of Income tax payable, additional paid-in capital, accumulated other comprehensive income and total shareholder’s equity.

In addition, the Company also reflected impact, due to use of different exchange rates for balance sheet items and income statement items, of above correction on foreign currency translation adjustment in the consolidated statements of income and comprehensive income for the six months ended June 30, 2010 in the Original Filing, the amount of foreign currency translation adjustment for the three months was $192,440 but should have been $184,095, and the amount of foreign currency translation adjustment for the six months was $196,601 but should have been $188,256.

Restated consolidated balance sheet:

	As of June 30, 2010
	As reported	Adjustments	Restated
	(unaudited)		(unaudited)
Income tax payable	$592,794	$1,301,065	$1,893,859
Additional paid-in capital	18,304,999	(1,292,720)	17,012,279
Accumulated other comprehensive income	2,900,941	(8,345)	2,892,596
Total current liabilities	11,715,455	1,301,065	13,016,520
Total shareholder’s equity	36,890,581	(1,301,065)	35,589,516
Total shareholder’s equity and liabilities	$48,606,036	$-	$48,606,036

	Three months ended June 30, 2010			Six months ended June 30, 2010
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
	(unaudited)		(unaudited)	(unaudited)		(unaudited)

Foreign currency adjustment translation	$192,440	$(8,345)	$184,095	$196,601	$(8,345)	$188,256
Comprehensive income	$5,832,368	$(8,345)	$5,824,023	$10,396,994	$(8,345)	$10,388,649

Item 6. Exhibits.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

14

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: September 20, 2010

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