Form 10-Q/A
period 2010-06-30
China Power Technology, Inc.
filed 2010-10-26
CIK 1448500

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

Yes [X]        No [  ]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]        No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,703,704 shares of common stock, par value $0.001 per share, outstanding on August 13, 2010.

EXPLANATORY NOTE

We are filing this amendment in response to a comment in the SEC comment letter dated October 15, 2010. Specifically, we have included full Item 307 disclosure, including management’s conclusion regarding the effectiveness of controls and procedures.

Except as described above, no other changes have been made to the original Form 10-Q or the Form 10-Q/A filed on September 20, 2010 (the “Previous Filings”). Accordingly, this amendment does not reflect events occurring after the original Form 10-Q or modify or update those disclosures, including the exhibits to the Previous Filings, affected by subsequent events. As such, this amendment continues to speak as of August 16, 2010 (the date the original Form 10-Q was filed with the SEC). Accordingly, this amendment should be read in conjunction with the original Form 10-Q and our other reports filed with the SEC subsequent to the filing of our original Form 10-Q, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

i

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	1
Item 4. Controls and Procedures	1

PART I — FINANCIAL INFORMATION

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Honghai Zhang and SD Liu, respectively, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Prior to the reverse acquisition, Desheng Boilers and Desheng Installation were subsidiaries of private holding companies and had limited accounting personnel and other resources to establish a high standard of internal control over financial reporting. In connection with the reverse acquisition and the anticipated growth, we added financial and accounting personnel with knowledge of U.S. GAAP and SEC reporting requirements or work experience in a big four audit firm and implemented a U.S. GAAP training program for our accountants.

In connection with the audit of our combined financial statements for the year ended December 31, 2007, 2008 and 2009, our independent registered auditor firm identified three material weaknesses. These weaknesses were: (i) lack of an audit committee and an internal audit department; (ii) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (iii) lack of standard chart of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes.

We are implementing several measures to address the material weaknesses that have been identified and in conjunction with our application to list on The NASDAQ Global Market, including the following:

  We have begun the search for suitable candidates for independent directors, including candidates for membership in the audit committee of our board of directors, which we expect to establish by the completion of this offering, to provide adequate oversight of our accounting and financial reporting;

  We are also planning to found an internal audit department, which will report to the board of directors directly. The internal department will be responsible for performing regular internal audit over financial functions and other operation functions;

  We are in the process of setting up a standard chart of accounts and are drafting an accounting manual and closing procedures in accordance with U.S. GAAP and SEC reporting standards.

  We plan to hire an internal control consulting firm to provide advisory service to enhance our overall internal control system.

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

DATED: October 26, 2010

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