Form 10-Q/A
period 2010-06-30
China Power Technology, Inc.
filed 2010-11-15
CIK 1448500

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

EXPLANATORY NOTE

We are filing this amendment in response to a comment in the SEC comment letter dated November 9, 2010. Specifically, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q, as amended, in its entirety.

Except as described above, no other changes have been made to the original Form 10-Q or the Form 10-Q/A filed on September 20, 2010 and October 26, 2010 (the "Previous Filings"). Accordingly, this amendment does not reflect events occurring after the original Form 10-Q or modify or update those disclosures, including the exhibits to the Previous Filings, affected by subsequent events. As such, this amendment continues to speak as of August 16, 2010 (the date the original Form 10-Q was filed with the SEC). Accordingly, this amendment should be read in conjunction with the original Form 10-Q and our other reports filed with the SEC subsequent to the filing of our original Form 10-Q, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

i

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

CHINA POWER TECHNOLOGY, INC.

_________________________________

Consolidated Financial Statements

June 30, 2010 (unaudited)

_________________________________

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONTENTS

Page
Consolidated financial statements:	F-1

Consolidated balance sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-2

Consolidated statements of income and comprehensive income (unaudited) for the three and six months ended June 30, 2010 and 2009	F-3

Consolidated statements of cash flows (unaudited) for the six month ended June 30, 2010 and 2009	F-4

Notes to the consolidated financial statements (unaudited)	F-5~F-20

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	June 30,	December 31,
	2010	2009
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

DATED: November 15, 2010

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