Form 10-Q
period 2010-09-30
China Power Technology, Inc.
filed 2010-11-15
CIK 1448500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission File Number: 333-148232

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

Yes [  ]      No [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,703,704 shares of common stock, par value $0.001 per share, outstanding on November 11, 2010.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

CHINA POWER TECHNOLOGY, INC.

_________________________________

Consolidated Financial Statements

September 30, 2010 (unaudited)

_________________________________

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONTENTS

Page

Consolidated financial statements:
Consolidated balance sheets as of September 30, 2010 (unaudited) and December 31, 2009	2
Consolidated statements of income and comprehensive income (unaudited) for the three and nine months ended September 30, 2010 and 2009	3
Consolidated statements of cash flows (unaudited) for the nine month ended September 30, 2010 and 2009	4
Notes to the consolidated financial statements (unaudited)	6~26

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	December 31,	September 30,
	2009	2010
		(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$6,124,516	$17,204,509
Accounts receivable, net	14,185,066	17,811,281
Inventories	8,062,590	10,594,049
Prepayments and other receivables	346,072	3,537,037
Total current assets	28,718,244	49,146,876
Non-current assets
Property, plant and equipment, net	2,274,218	2,400,850
Land use rights, net	4,344,222	4,362,138
Long-term investment	731,294	746,480
Deferred tax assets	-	24,366
Intangible assets	-	6,387,371
Goodwill	-	1,683,931
Total non-current assets	7,349,734	15,605,136
	$36,067,978	$64,752,012

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	1,802,444	1,595,192
Accrued expenses and other payables	3,526,627	6,973,053
Income tax payable	449,012	2,494,522
Short-term loans	4,680,278	4,030,994
Total current liabilities	10,458,361	15,093,761
Non-current liabilities
Deferred tax liability	-	1,596,843
Total non-current liabilities	-	1,596,843

Commitments and contingences	-	-

Equity
Common stock (US$0.001 par value, 100,000,000
shares authorized, 43,703,704 and 36,800,000
shares outstanding as of September 30, 2010 and
December 31, 2009, respectively)	36,800	43,704
Additional paid-in capital	8,795,564	17,012,279
Appropriated retained earnings	3,534,093	3,534,093
Unappropriated retained earnings	10,538,820	17,723,973
Accumulated other comprehensive income	2,704,340	3,531,690
Total stockholders’ equity	25,609,617	41,845,739
Noncontrolling interest	-	6,215,669
Total equity	25,609,617	48,061,408
	$36,067,978	$64,752,012

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$, except shares)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010

Revenues	$17,626,639	$29,982,585	$54,356,403	$76,688,782
Cost of goods sold	11,579,056	19,886,907	36,059,151	50,938,660
Gross profit	6,047,583	10,095,678	18,297,252	25,750,122
Operating expenses
Selling expenses	558,367	1,033,425	1,992,797	2,639,117
General and administrative expenses	443,563	1,471,249	1,222,404	2,457,314
	5,045,653	7,591,004	15,082,051	20,653,691
Other income (expenses)
Interest income	16,062	18,406	39,203	26,581
Interest expense	(79,113)	(69,135)	(224,450)	(198,185)
Other operating income	9,731	2,694	101,906	14,026
	(53,320)	(48,035)	(83,341)	(157,578)
Income before income tax expense and noncontrolling interest	4,992,333	7,542,969	14,998,710	20,496,113

Income tax expense	1,061,285	1,632,107	3,116,345	4,384,858
Net income before non controlling interest	3,931,048	5,910,862	11,882,365	16,111,255
Less: net income attributable to noncontrolling interest	-	(270,507)	-	(270,507)
Net income attributable to China Power’s common stockholders	$5,640,355	$5,640,355	$11,882,365	$15,840,748

Comprehensive income:
Net income	3,931,048	5,640,355	11,882,365	15,840,748
Foreign currency translation adjustment	(26,450)	639,094	47,844	827,350
Comprehensive income	$3,904,598	$6,279,449	$11,930,209	$16,668,098
Less: comprehensive income attributable to noncontrolling interest	-	(56,896)	-	(56,896)
Comprehensive income attributable China Power’s common stockholders	3,904,598	$6,222,553	$11,930,209	$16,611,202

Basic and diluted earnings per share	$0.11	$0.13	$0.32	$0.4
Cash dividends per share	$0.23	$-	$-	$0.22
Weighted average common shares outstanding- basic and diluted	36,800,000	43,703,704	36,800,000	39,666,885

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$, except shares)
(Unaudited)

	Nine months ended September 30,
	2009	2010

Cash flows from operating activities
Net income	$11,882,365	$16,111,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	303,709	958,929
Bad debt provision	-	48,725
Change in operating assets and liabilities:
Accounts receivable	(1,532,327)	387,947
Inventories	2,261,876	(2,322,995)
Prepayments and other receivables	(25,628)	(382,033)
Accounts payable	(852,729)	(240,250)
Defered tax	-	(176,169)
Accrued expenses and other payables	226,585	1,037,643
Income tax payable	139,617	414,339
Net cash provided by operating activities	12,403,468	15,837,391

Cash flows from investing activities
Purchase of property, plant and equipment	(80,781)	(1,365,673)
Cash paid for acquisition of Fuyuan Installation, net of cash acquired	-	(3,738,609)
Net cash used in investing activities	(80,781)	(5,104,282)

Cash flows from financing activities
Proceeds from short-term bank loans	2,922,904	2,934,100
Rapayment of short-term bank loans	(2,922,904)	(3,667,625)
Proceeds from private placement	-	9,409,680
Dividends paid	(8,549,494)	(8,655,595)
Net cash provided from (used in) financing activities	(8,549,494)	20,560
Effect of foreign currency exchange rate net changes in cash and cash equivalents	18,846	326,324
Net changes in cash and cash equivalents	3,792,039	11,079,993
Cash and cash equivalents, beginning of period	6,647,023	6,124,516
Cash and cash equivalents, end of period	$10,439,062	$17,204,509

Cash paid during the period for:
Interest paid	$224,450	$198,185
Income tax paid	$2,786,964	$2,600,631

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of China Power Technolody, Inc. (the “Company” or “China Power”) and its subsidiaries, China Niceview Power Technology Limited (“China Niceview”), Hong Kong Niceview Power Technology Co., Limited (“Hong Kong Niceview”), Kaifeng Nice View Power Technology Co., Ltd. (“Kaifeng Nice View”), Henan Kaifeng Desheng Boiler Co., Ltd. (“Desheng Boiler”), Henan Desheng Boiler Installation Co., Ltd. (“Desheng Installation”) and Shandong Fuyuan Equipment Installation Co., Ltd. (“Fuyuan installation”). The Company and its subsidiaries are collectively referred to as the “Group”.

Principal activities

China Power, formerly named Lincoln Floorplanning Co., Inc., was incorporated on September 25, 2007 for the purpose of providing floor plan financing to used car dealerships in North Carolina at interest rates and fees competitive in the market place for this type of financing. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of China Niceview on June 1, 2010.

On June 1, 2010, China Power completed a reverse acquisition transaction through a share exchange with China Niceview whereby China Power issued 36,800,000 new shares, representing 92% of its issued and outstanding shares on a fully-diluted basis immediately after the consummation of the reverse acquisition, to acquire 100% of the issued and outstanding shares of China Niceview. As a condition precedent to the consummation of the reverse acquisition, Ms. Sha Chen, the sole director and officer of the Company before the reverse acquisition, cancelled 4,898,750 shares of China Power’s common stock owned by her. As a result of the reverse acquisition, China Niceview became China Power’s wholly-owned subsidiary, and Wise Winning Limited (“Wise Winning”), the former sole stockholder of China Niceview, became China Power’s controlling stockholder. The share exchange transaction with China Niceview was treated as a reverse acquisition, with China Niceview as the accounting acquirer and China Power as the acquired party. All the statements prior to June 1, 2010 were solely for Desheng Bolier and Desheng Installation.

On June 16, 2010, the Company completed a private placement transaction with a group of investors (the “investors”), in which the Company issued to the investors an aggregate of 3,703,704 shares of its common stock for an aggregate purchase price of approximately US$10 million, or US$2.70 per share. The net proceeds after deducting offering cost amounted to approximately US$9.5 million.

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Fuyuan Installation was incorporated in Jinan city, Shandong province, People’s Republic of China (“PRC”) on August 9, 2001 with current registered capital of RMB50,160,000. Fuyuan Installation is engaged in boiler installation, other boiler-related services, high pressure pipe installation and the installation of other equipment. On July 1, 2010, Desheng Installation entered into an acquisition agreement (the “Acquisition Agreement”) with Mr. Shisen Zhang, one of the original owners of Fuyuan Installation. According to the Acquisition Agreement, Desheng Installation acquired 60% equity interest of Fuyuan Installation for cash consideration RMB63m (US$9.3m) .

Reorganization

Pursuant to the share transfer agreement signed between China Niceview and Mr. Shiyong Fan, the sole stockholder of Hong Kong Niceview on May 19, 2010, Mr. Shiyong Fan transferred all his shares in Hong Kong Niceview to China Niceview, resulting that Hong Kong Niceview became a wholly-owned subsidiary of China Niceview.

Kaifeng Nice View entered into a loan agreement with Mr. Shiyong Fan to borrow approximately RMB35 million (approximately $5.2 million) from Mr Fan. The term of the loan is one year with no interest. Using the proceeds of the loan, Kaifeng Nice View acquired 100% controlling interest of Desheng Boiler and Desheng Installation described as following. The loan was cancelled pursuant to a loan cancellation agreement between Kaifeng Nice View and Mr. Shiyong Fan, on May 28, 2010, resulting in the increase in additional paid-in capital of Kaifeng Nice View. According to the PRC taxation law, such waived liability from stockholder is deemed as income of the entity and subject to income tax. As a result, Kaifeng Nice View accrued the income tax payable at the applicable tax rate of 25%, and such tax liability was charged against additional paid-in capital, amounting to approximately RMB8.8million (approximately US$1.3million) accordingly.

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

On May 6, 2010, Shiyong Fan granted Honghai Zhang an option to acquire all ownership interest in Wise Winning (the "Option Agreement"). The option will be exercisable by Honghai Zhang in the five-year period commencing on the date that is six months after the date on which a resale registration statement for the Company’s shares issued to the investors in the Company’s June 2010 private placement is declared effective by U.S. Securities and Exchange Commission (“SEC”).

Before and after this reorganization, Honghai Zhang continued to serve as chairman and chief executive of Desheng Boiler and chairman of Deshang Installation (the “Operating Subsidiaries”) and, together with other management of the Company, continued to direct both the day-to-day operating and management of the Operating Subsidiaries, as well as their strategic direction. At the time the parties entered into the Option Agreement, it was expected that Mr. Zhang would exercise the option and regain the ownership of the Company in accordance with the Option Agreement. Furthermore, under the Option Agreement, without Mr. Zhang’s prior consent, Shiyong Fan may not increase the number of authorized shares of capital stock of, or cause a change in control of, Wise Winning or any direct or indirect subsidiary or affiliate of Wise Winning. The reorganization plan effectively resulted in Mr. Zhang continuing to bear the residual risks and rewards related to the Operating Subsidiaries. Because of the reasons described above, the Company is substantively controlled by Mr. Zhang, and the Company continued to consolidate the Operating Subsidiaries during the reorganization. The reorganization transaction is considered as a transaction between the parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

As a result, during reorganization, China Niceview, Hong Kong Niceview, Kaifeng Nice View, Desheng Boiler and Desheng Installation were under common control of Honghai Zhang. Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting. The effect of the reorganization was applied retroactively to the prior year’s consolidated financial statements as if the current structure existed since inception.

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

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Niceviews is the continuing entity for financial reporting purposes. In a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital. Therefore, the consolidated financial statements have been prepared as if China Niceview had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

The consolidated interim financial information as of September 30, 2010 and for the three and nine-month periods ended September 30, 2009 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 8-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2010, its consolidated results of operations for the three and nine-month periods ended September 30, 2009 and 2010 and its cash flows for the nine-month periods ended September 30, 2009 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	(c)	Cash and cash equivalents

Cash includes not only currency on hand but demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. No cash and cash equivalents are restricted as to withdrawal or usage.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(d)	Accounts receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for three and nine months ended September 30, 2009 and 2010, respectively.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of December 31, 2009 and September 30, 2010.

(e)	Inventories

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

(f)	Property, plant and equipment

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

		Residual
	Years	value
Buildings and improvements	20	5%
Machinery	7~10	5%
Office equipment and furnishing	5	5%
Motor vehicles	5~8	5%

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

(g)	Land use rights

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC during the contractual term of the land use right. Land use right are carried at cost and charged to expense on a straight line basis over the respective periods of the rights or the remaining period of the rights upon acquisition.

(h)	Intangible assets

Intangible assets represent licenses for boiler and pressure pipe installation and unfinished contracts. The intangible assets are recognized at their fair values and amortized using straight-line method over their useful lives five years and three months for the licenses for boiler and pressure pipe installation and unfinished contracts, respectively.

(i)	Business combination

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

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standard Codification (“ASC”) Topic 740-10.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations (Note 3). Goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate impairment may have occurred. If impairment exists, goodwill is immediately written off to its fair value and the best estimate of that loss is recognized in those financial statements.

(j)	Long-term investment

Long-term investment consists of ownership in the private financial institution, which the Group does not exercise significant influence, is accounted for under the cost method of accounting. Under cost method, the Group’s share of the earnings or losses of the investee are not reflected in investment gain or loss in the consolidated statement of income, unless the investee announces the dividend distribution.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(k)

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2009 and September 30, 2010.

(l)	Foreign currency translation and transactions

The Company’s functional currency is the United States dollar (“US$”). The functional currency of the Company’s subsidiaries in the PRC is Renminbi (“RMB”).

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

(m)	Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with ASC Topic 450, the Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material service liability claims.

(n)	Appropriated retained earnings

The income of the Company’s PRC subsidiaries is distributable to its stockholders after transfer to reserves as required by relevant PRC laws, regulations and the articles of association. Appropriations to the reserves are approved by the respective boards of directors.

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

(o)	Revenue recognition

Sales of boilers

The Group recognizes revenue from sales of boiler in accordance with ASC Topic 605. All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or the Group has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

In the PRC, value added tax (the "VAT") of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The revenues are recognized on the net basis.

Installation, technology and information consulting services

The Group recognizes the revenue of installation and technology and information consulting services in accordance with ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, using the percentage-of-completion method. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. Repair and maintenance service revenue is recognized when the services are delivered. From time to time, the Group will record costs and estimated profits in excess of billings for a contract. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

(p)	Research and development costs

Research and development costs are expensed as incurred. These expenses consist of the costs of the Group’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$241,371 and US$266,735 were recorded in the general and administrative expenses and cost of goods sold for nine months ended September 30, 2009 and 2010, respectively. Research and development costs were US$85,013 and US$89,389 for three months ended September 30, 2009 and 2010.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to US$36,708 and US$41,575 were recorded in the selling expenses for nine months ended September 30, 2009 and 2010, respectively. And the advertising costs were US$15,822 and US$13,165 for three months ended September 30, 2009 and 2010, respectively.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Group makes contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were US$657,616 and US$693,160 for nine months ended September 30, 2009 and 2010, respectively. The total amounts were US$273,604 and US$326,036 for three months ended September 30, 2009 and 2010, respectively.

(s)	Income tax

The Group follows ASC Topic 740 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(t)	Uncertain tax positions

The Group follows ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2009 and September 30, 2010.

(u)	Comprehensive income

The Group follows ASC Topic 220, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the periods presented, the Group’s comprehensive income represents its net income and foreign currency translation adjustments.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(v)	Segment reporting

The management has determined that the Group, as defined by ASC Topic 280-10, has two operating segments, for sales of products and for providing the installation, technology and information consulting services.

As the Company generates all of its revenues from customers in the PRC, no geographical segments are presented.

(w)	Fair value measurements

Financial instruments include cash and cash equivalents, accounts receivable, prepayments and other receivables, short-term loans, accounts payable and other payables. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820-10, on January 1, 2008 for all financial assets and liabilities and non- financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

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

(x)	Recently issued accounting standards

The FASB issued Accounting Standard Updates (“ASUs”) 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Group will adopt ASU 2010-17 January 1, 2011 and does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Group.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Since the filing of 2009 Form 8-K, the FASB issued ASU No. 2010-14 through No. 2010-26. These ASUs, except for ASU 2010-17 discussed above, entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Group.

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable. As of December 31, 2009 and September 30, 2010, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from any customers which individually represent greater than 10% of the total revenues for the periods presented.

Concentration of suppliers

The Group only purchased from one supplier namely Henan Yuyang Industry Co., Ltd. for 14% of its total purchase in nine months ended September 30, 2010. Other than that, the Group did not purchase from any other individual suppliers over 10% in nine months ended September 30, 2009 and 2010 as well as three months ended September 30, 2009 and 2010.

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

3.	BUSINESS COMBINATION

On July 1, 2010, Desheng Installation entered into an acquisition agreement (the “Acquisition Agreement”) with Fuyuan Installation, according to the which, Desheng Installation acquired 60% of the capital interest of Fuyuan Installation from Mr. Shisen Zhang one of the original stockholders of Fuyuan Installation, for cash consideration of RMB63 million (US$9.3 million). Fuyuan Installation is engaged in boiler installation, other boiler-related services, high pressure pipe installation and the installation of other equipment. As a result of the acquisition, Desheng Installation expected to extend its business in boiler installation related services and high pressure pipe and other equipment installation services. The acquisition was accounted as a business combination in accordance with ASC Topic 805.

The goodwill of $1,660,922 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Desheng Installation and Fuyuan Installation. None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value of the noncontrolling interest in Fuyuan Installation, was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as described in Topic 820-10-35.

The following table summarizes the consideration paid for Fuyuan Installation and the fair vaule of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in Fuyuan Installation.

Assets
Cash and cash equivalents	$5,524,473
Accounts receivable	3,724,417
Due from owner	323,451
Other receivables	1,291,133
Property, plant and equipment, net	90,323
Identifiable intangible assets
-License for Boiler	5,357,611
-License for Pipe	1,274,058
-Unfinished contracts	326,831
Total Identifiable intangible assets	6,958,500
Deferred tax assets	11,806
Goodwill	1,660,922
Liabilities
Accrued expenses and other payables	(2,323,975)
Income tax payable	(299,142)
Deferred tax liability	(1,739,625)

Less: Fair value of noncontrolling interest	(5,945,162)
Purchase price	$9,277,121

In accordance with SEC Regulation S-X Rule 3-05, Fuyuan Installation was a significant subsidiary as of the acquisition date, and the conditions set by SEC Regulation S-X Rule 1-02(w) exceeded 20 percent, but none exceeded 40 percent. Therefore the separate audited financial statements for the year ended December 31, 2009 and the unaudited interim financial statements for six months period ended June 30, 2010 were presented on the Form 8K/A filed on September 16, 2010.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

The results of operations of Fuyuan Installation for the period from July 1, 2010 to September 30, 2010 had been consolidated.

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the nine months and three months ended September 30, 2009 and 2010 have been prepared as though the acquisition of Fuyuan Installation had occurred as of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Group would have attained had the acquisition of Fuyuan Insatallation occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pro forma revenue	$19,997,898	$27,383,980	$58,596,939	$78,956,678
Pro forma net income	$4,696,162	$5,904,301	$12,940,922	$17,406,907
Pro forma basic and diluted earnings per share	$0.13	$0.14	$0.35	$0.44

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31,	September 30,
	2009	2010
		(Unaudited)

Accounts receivable	$14,185,066	$17,908,744
Less: allowance for doubtful accounts	-	(97,463)
	$14,185,066	$17,811,281

Neither specific evidence indicating doubtful collection, nor long aging balance was identified for the year ended December 31, 2009 and no allowance was provided as at December 31, 2009. The Group had a thorough review of the status of the accounts receivable of Fuyuan Installation after the acquisition and US$97,463 of allowance was provided for doubtful accounts as of September 30, 2010.

5.	INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2009	2010
		(Unaudited)

Raw materials	$2,236,907	$2,655,502
Work in process	4,540,050	6,399,770
Finished goods	1,285,633	1,538,777
	$8,062,590	$10,594,049

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

6.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	December 31,	September 30,
	2009	2010
		(Unaudited)

Prepayments	$293,469	$1,942,040
Other receivables	52,603	1,594,997
	$346,072	$3,537,037

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,	September 30,
	2009	2010
		(Unaudited)

Buildings and improvements	$3,419,385	$3,593,411
Machinery	3,546,234	3,639,096
Office equipment and furnishing	205,053	358,452
Motor vehicles	287,020	322,825
Construction in progress	148,794	216,244
	7,606,486	8,130,028
Less: accumulated depreciation	(5,332,268)	(5,729,178)
	$2,274,218	$2,400,850

The Group recorded depreciation expenses of US$232,934 and US$234,948 for the nine months ended September 30, 2009 and 2010, US$75,897 and US$82,703 for three months ended September 30, 2009 and 2010, respectively.

Certain buildings with an aggregate carrying value of US$1,452,749 and US$1,413,338 were pledged as collateral for bank loans as of December 31, 2009 and September 30, 2010, respectively.

8.	LAND USE RIGHTS, NET

The following balances represented the land use rights of the Group as of the period ends presented:

	December 31,	September 30,
	2009	2010
		(Unaudited)

Land use rights	$4,732,639	$4,833,522
Less: accumulated amortization	(388,417)	(471,384)
	$4,344,222	$4,362,138

Land use rights represent cost of the land use rights in respect of land located in the PRC. The Group recorded amortization expenses of US$70,775 and US$71,046 for the nine months ended September 30, 2009 and 2010, respectively.

All the land use rights were pledged as collateral for bank loans as of December 31, 2009 and September 30, 2010, respectively.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

9.	INTANGIBLE ASSETS

Intangible assets represent the licenses for boiler, pressure pipe installation and unfinished contracts, which were acquired in the business combination with Fuyuan Installation on July 01, 2010, are amortized using straight-line method over their estimated useful life of five years and three months, respectively. As of September 30, 2010, the unfinished contracts amounting to US$326,831were fully amortized.

Intangible assets consist of the following:

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

License for boiler installation	$-	$5,431,839
License for pressure pipe installation	-	1,291,710
	-	6,723,549
Less: accumulated amortization	-	(336,178)
	$-	$6,387,371

Total amortization expenses were US$336,178 for both the three months and nine months ended September 30, 2010. At September 30, 2010 license for boiler installation and pressure pipe installation has a remaining useful life of four years and nine months, and will be amortized at US$330,343 in remaining 2010, and US$1,321,372 from 2011 to 2014, and US$660,680 in 2015 respectively.

10.	LONG-TERM INVESTMENT

According to a share purchase agreement entered into by and between Kaifeng Cigarettes Sales Company (“Kaifeng Cigarettes”) and Desheng Boiler dated December 31, 2005, Desheng Boiler purchased 4% of equity interest of Kaifeng Municipal Commercial Bank from Kaifeng Cigarettes at a consideration of RMB5,000,000, which accounted for 0.4% of the total registered capital of the bank. No dividends were received by Desheng Boiler from Kaifeng Municipal Commercial Bank during the fiscal year ended December 31, 2009 and the nine months ended September 30, 2010. No event or change in circumstance indicates that its carrying amount of the long-term investment is not recoverable, and no impairment was recognized during the year ended December 31, 2009 and the nine months and three months periods ended September 30, 2010.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

11.	SHORT-TERM LOANS

Short-term loans consist of the following:

	December 31, 2009			September 30, 2010(Unaudited)
	Interest	Maturity		Interest	Maturity
Lender	rate	date	Balance	rate	date	Balance

Kaifeng Municipal	5.31%	Jul. 15, 2010	$438,776	5.31%	Dec. 21, 2010	$447,888
Commercial Bank
Songdu Branch	5.31%	Jul. 15, 2010	292,517	5.31%	Dec. 28, 2010	298,592
	5.31%	Dec. 21, 2010	438,776	7.97%	Oct. 21, 2010	298,592
	5.31%	Dec. 28, 2010	292,517
	7.97%	Oct. 21, 2010	292,517
Subtotal			$1,755,103			$1,045,072
Shanghai Pudong
Development Bank	5.84%	Aug. 13, 2010	2,925,175	5.84%	July 19, 2011	2,985,922
Total			$4,680,278			$4,030,994

All short-term loans were denominated in RMB for working capital purposes and were pledged by buildings and land use rights, with weighted average balances of US$4,665,900 and US$4,756,586, and weighted average interest rates of 6.4% and 5.6% for the nine months ended September 30, 2009 and 2010, respectively. The weighted average balances were US$4,644,876 and US$4,877,941 and weighted average interest rates were 6.8% and 5.7% for the three months ended September 30, 2009 and 2010, respectively.

The following table summarizes the unused lines of credit:

	December 31, 2009				September 30, 2010 (Unaudited)
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility

Shanghai Pudong Development Bank	Aug. 12, 2008	Aug. 11, 2011	$4,387,761	$1,462,586	Aug. 12, 2008	Aug .11, 2011	$4,478,882	$1,492,960

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	December 31,	September 30,
	2009	2010
		(Unaudited)

Advance from customers	$1,566,051	$2,881,298
Payroll and welfare payable	783,811	845,015
VAT payable	129,854	351,917
Other taxes payable	207,449	940,659
Accrued expenses	34,588	40,890
Other payables	804,874	1,913,274
	$3,526,627	$6,973,053

13.	RESTRICTED NET ASSETS

As described in Note 2(n), the net income of the Group is distributable only after sufficient appropriation of reserves. Amounts restricted to transfer funds to the stockholder through loans, advance, or dividends, include paid-in capital, additional paid-in capital and reserve funds of the Group as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$12,366,457 and US$20,590,076 as of December 31, 2009 and September 30, 2010, respectively. Therefore in accordance with Rules 504 and 4.08 (e) (3) of Regulation S-X, the condensed parent company only financial statements are disclosed in Note 18.

14.	REVENUES

Top ten customer aggregate sales and sales percentages for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	Unaudited	Unaudited	Unaudited	Unaudited

Aggregated top 10 customer sales amount	5,298,740	8,565,625	10,952,736	13,203,281
Percent of total sales amount	30%	29%	20%	17%

15.	TAXATION

The Company and it’s subsidiaries each files their taxes individually.

1)	VAT

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

Fuyuan Installation is subject to BT at tax rate of 3% for its revenues from installation services and other services.

3)	Income tax

United States

China Power is subject to United States tax at a tax rate of 34%. No provision for income tax in the United States has been made as China Power had no U.S. taxable income for nine months ended September 30, 2010 and 2009.

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

Kaifeng Nice View and Desheng Installation and Fuyuan Installation were subject to the statutory tax rate of 25% in calendar years of 2010 and 2009.

The following table reconciles the Group’s effective tax for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expected enterprise income tax at statutory tax rate	1,248,083	1,885,742	3,749,678	5,124,028
Effect of preferential tax rate	(186,798)	(228,767)	(626,566)	(748,120)
Additional deductable expenses	-	-	(4,235)	-

Others	-	(24,868)	(2,532)	8,950
Effective enterprise income tax	1,061,285	1,632,107	3,116,345	4,384,858

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

The significant components of income tax expense are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current tax expenses	$1,061,285	$1,820,039	$3,116,345	$4,572,789
Deferred tax benefits	-	(187,932)	-	(187,931)
Income tax expenses	$1,061,285	$1,632,107	$3,116,345	$4,384,858

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Effect of deductible temporary differences on bad debt allowance	$-	$24,366
Effect of taxable temporary differences between assigned value of licenses for boiler installation and pressure pipe installation and their tax base in a business combination	$-	$1,596,843

16.	COMMITMENTS AND CONTINGENCIES

The Group did not have any significant capital or lease commitment as of September 30, 2010.

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not record any contingencies as of September 30, 2010.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

17.	SEGMENT REPORTING

The management has determined that the Group, as defined by ASC 280-10, “Segment Reporting”, has two operating segments, for sales of boiler and for providing installation technology and information consulting services and their financial summary is as follows:

			Installation and other boiler related
	Sales of Boiler		services		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$10,614,491	$13,654,102	$7,012,148	$16,328,483	$17,626,639	$29,982,585
Cost of goods sold	7,909,013	10,119,880	3,670,043	9,767,027	11,579,056	19,886,907
Operating expenses	785,856	1,147,865	216,074	1,356,809	1,001,930	2,504,674
Income tax expense	285,795	323,295	775,490	1,308,812	1,061,285	1,632,107
Segment profit	1,587,778	2,020,827	2,343,270	3,890,035	3,931,048	5,910,862
Expenditure for segment assets	80,781	1,208,797	-	-	80,781	1,208,797
Segment assets	$28,623,966	$28,063,522	$6,899,149	$36,688,490	$35,523,115	$64,752,012

			Installation and other boiler related
	Sales of Boiler		services		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$33,411,353	$42,240,573	$20,945,050	$34,448,209	$54,356,403	$76,688,782
Cost of goods sold	24,592,911	31,362,593	11,466,240	19,576,067	36,059,151	50,938,660
Operating expenses	2,476,241	3,247,817	738,960	1,848,614	3,215,201	5,096,431
Income tax expense	939,849	1,122,181	2,176,496	3,262,677	3,116,345	4,384,858
Segment profit	5,331,411	6,359,633	6,550,954	9,751,622	11,882,365	16,111,255
Expenditure for segment assets	80,781	1,365,673	-	-	80,781	1,365,673
Segment assets	$28,623,966	$28,063,522	$6,899,149	$36,688,490	$35,523,115	$64,752,012

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

18.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed balance sheets
	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

ASSETS
Investment in China Niceview	$25,609,617	$41,845,739
	25,609,617	41,845,739
LIABILITIES AND EQUITY
Stockholders' equity
Common stock (US$0.001 par value, 100,000,000 shares
authorized, 43,703,704 and 36,800,000 shares outstanding
as of September 30, 2010 and December 31, 2009,
respectively)	36,800	43,704
Additional paid-in capital	8,795,564	17,012,279
Unappropriated retain earnings	16,777,253	24,789,756
Total stockholders’ equity	25,609,617	41,845,739
	$25,609,617	$41,845,739

Condensed statements of income
	Nine months ended September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Operating income
Equity in profit of China Niceview	$3,380,717	$8,012,503
Net income	$3,380,717	$8,012,503

Condensed cash flow statements
	Nine months ended September 30,
	2009	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$3,380,717	$8,012,503
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of China Niceview	(3,380,717)	(8,012,503)
Net cash provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Basis of Presentation

The parent company only condensed financial statements have been provided pursuant to the requirements of Rule 12-04(a), 5-04(c) and 4-08(e)(3) of Regulation S-X, which require condensed financial statements as to the financial position, changes in financial position and results of operations of a parent company as if the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of the consolidated and unconsolidated subsidiaries (including variable interest entities) together exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of December 31, 2009, US$12,366,457 of the restricted net assets was not available for distribution, and as such, the condensed financial statements of the Company have been presented for the nine months ended September 30, 2010 and 2009.

For the presentation of the parent company only condensed financial information, the Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 313 . Such investment is presented on the balance sheets as “Investment in China Niceview” and 100% of the subsidiary profit or loss as “Equity in profit of China Niceview” on the statements of income.

19.	EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to China Power’s common stockholders	$3,931,048	$5,640,355	$11,882,365	$15,840,748
Basic and diluted earnings per share	$0.11	$0.13	$0.32	$0.40
Weighted average common shares outstanding- basic and diluted	36,800,000	43,703,704	36,800,000	39,666,885

20.	SUBSEQUENT EVENT

Management evaluated all events and transactions that occurred after September 30, 2010 and through the date of this report, and determined that the Company did not have any material subsequent events that require adjustment to or disclosure in the consolidated financial statements during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of our company, its directors or its officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Registration Statement on Form S-A/1 filed on October 28, 2010, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission (the “SEC”) since the filing date of our Registration Statement on Form S-A/1 filed on October 28, 2010.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three month and nine month periods ended September 30, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

  “BVI” refers to the British Virgin Islands;

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

  “China Power Technology, Inc.,” “the Group,” “we,” “us,” or “our,” refer to the consolidated business of China Power Technology, Inc., and its wholly-owned subsidiaries, China Niceview, Hong Kong Niceview, Kaifeng Nice View, Desheng Boiler, Desheng Installation and Fuyuan Installation but do not include the stockholders of China Power Technology, Inc.;

  “China Niceview” refers to China Niceview Power Technology Limited, a BVI company and its direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

  “Desheng Boiler” refers to Henan Kaifeng Desheng Boiler Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  “Desheng Installation” refers to Henan Desheng Boiler Installation Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  “Fuyuan Installation” refers to Shandong Fuyuan Equipment Installation Co., Ltd.;

  “Hong Kong Niceview” refers to Hong Kong Niceview Power Technology Co., Limited, a Hong Kong company and our indirect, wholly-owned subsidiary;

  “Kaifeng Nice View” refers to Kaifeng Nice View Power Technology Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  “RMB” refers to Renminbi, the legal currency of China;

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

  “Wise” refers to Wise Winning Limited, a BVI company;

  “Securities Act” refers to the Securities Act of 1933, as amended; and

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Overview

We are a leading manufacturer of CFB industrial boilers in China and one of the few total solutions providers in China’s industrial boiler industry. We are primarily engaged in the design, development, manufacturing, sales and installation of CFB industrial boilers in China. We also provide installation services for other boilers, pressure pipes and other equipment, and a wide range of ancillary value-added services. We have a diversified customer base from a wide variety of industries, including chemicals, machinery, food and beverage, fabric printing and dyeing, paper and paper products, pharmaceutical, coal mining and utilities. According to CMMC we rank as one of the top ten most competitive boiler manufacturers of China in 2010. According to Freedonia, our market share in China’s CFB industrial boiler industry is 16.1% and 14.0% in terms of steam production and sales revenues, respectively, in 2009, making us the second largest enterprise in the industry.

We have two business segments. Our manufacturing business consists of the design, development, manufacturing and sales of CFB industrial boilers. We operate our manufacturing business through our subsidiary Desheng Boiler. Our product range, which consists of 143 models in 12 series with steam capacities ranging from 4 tons/hour to 75 tons/hour, is sufficiently broad to meet most industrial needs for heat or steam generation and to accommodate most choices of fuels, including all types of coal, biomass, waste or mix. Our CFB boilers operate with higher thermal efficiency and less pollution using advanced clean combustion technology, a design that faces growing demands in a market characterized by stringent government policies on energy efficiency and increasing awareness of the need for environmental protection. In 2009, we sold boilers with a total steam capacity of 4,023 tons/hour, compared with 3,726 tons/hour in 2008. For the nine months ended September 30, 2010, we sold boilers with a total steam capacity of 3,701 tons/hour, compared with total steam capacity of 3,070 tons/hour in the same period of 2009.

Our installation and services business consists of installation services for boilers, pressure pipe, other equipment and a broad range of ancillary value-added services, including performance enhancement services, such as testing, desulfurization, denitrification and coatings, and design and maintenance services, such as boiler room planning and operational support. We are one of the few integrated total solutions providers in the industrial boiler industry of China and are well positioned to capture the growing trend of purchasing industrial boilers together with installation, operation, maintenance and upgrade services as a total package. Our installation team, which consists of 1,600 full-time and part-time technicians separated into 53 sub-teams, is one of the largest among boiler manufacturers in China. We operate our installation and services business through our subsidiaries Desheng Installation and Fuyuan Installation. Desheng Installation has over 20 years of boiler installation experience and primarily supports customers who purchase CFB industrial boilers from Desheng Boiler. Fuyuan Installation has almost 10 years of boiler installation experience and is primarily engaged in the installation of various types of boilers, including large power plant boilers, and high pressure pipes. Our installation and services business generally recognizes higher gross margins compared to our manufacturing business.

As of September 30, 2010, we had 1,470 employees. Our facilities occupy an area of 75,185 square meters.

Third quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2010:

  Revenues: Revenues increased by $12.4 million, or 70.1%, to $30.0 million in the three months ended September 30, 2010 from $17.6 million in same period of 2009.

  Gross Profit: Our gross profit increased by $4.0 million, or 66.9%, to $10.1million during three months ended September 30, 2010 from $6.0 million in same period of 2009.

  Net Income attributable to stockholders: Our net income increased $1.7 million, or 43.5%, to $5.6 million in three months ended September 30, 2010 from $3.9 million in same period of 2009.

Key Statements of Income and Comprehensive Income Items

Revenues

We derive our revenues from selling boilers and providing installation and other boiler-related services to customers. We generally enter into two separate agreements with our customers, one for the sale and one for the installation and/or other services.

Manufacturing Business. We sell our boilers to PRC customers in a wide range of industries, including chemicals, machinery, food and beverage, fabric printing and dyeing, paper and paper products, pharmaceutical, coal mining, and utilities. We also sell our boilers to distributors for resale for domestic heating purposes. It takes about two to three months to manufacture a boiler depending on its size. We recognize the revenue from sale of a boiler upon delivery of the boiler. Between 5% and 10% of the purchase price of a boiler is deferred until the end of the warranty period of generally one year to one and one-half years, and we record the deferred amount as a receivable.

Installation and Services Business. In most cases, a customer that purchases a boiler from us also engages us to install the boiler. It takes another two to three months to complete the installation of a boiler. We recognize revenue from our installation service according to the percentage of completion method. In addition to the installation of CFB boilers, our installation and services business also includes the installation of power plant boilers and pressure pipes for customers and general maintenance of boilers.

Cost of Goods Sold

Our two business segments have different cost structures.

Manufacturing. The cost of goods sold for our manufacturing business primarily consists of costs of raw materials, direct labor, manufacturing supplies, depreciation, electricity and other utilities. The principal raw materials for our manufacturing business are steel plates and steel pipes and boiler-related supplies.

The price of our principal raw materials, such as steel plates and steel pipes, depend on the price of steel. Steel is a commodity whose price depends on world economic conditions and global demand. We keep a small inventory of steel plates and steel pipes. Generally, once the specifications of the selected model has been determined, we enter into a definitive contract with the customer, specifying the price and delivery schedule. Then we procure the steel plates and pipes for the model. By keeping the time between signing purchase contracts with customers and procurement of steel plates and pipes short, we have been able to reduce our susceptibility to price swings in steel and generally have been able to pass a substantial part of price increase to our customers. On the other hand, we generally do not benefit from decrease in steel prices, especially on orders won by bidding as we have to price our boilers competitively in view of other bidders. Transportation cost is borne by customers.

Installation and Services. The cost of goods sold for our installation and services business primarily consists of the cost of installation materials and labor cost. Installation materials include anti-flammable materials and materials used to connect different parts of boilers. Fuyuan Installation’s boiler installation business has a similar cost structure. Fuyuan Installation requires much less raw materials for its pressure pipe installation business, so labor cost accounts for most of the cost of goods sold for the pressure pipe installation business.

Operating Expenses

Operating expenses primarily consist of selling expenses and general and administrative expenses.

Selling Expenses. Selling expenses primarily consist of sales commission, base salary of sales and marketing personnel, advertisement expenses and travel expenses among which sales commission is the single large selling expense. Sales commission for a period is calculated based on a fixed percentage of the realized sales amount in the period.

General and Administrative Expenses. General and administrative expenses primarily consist of salary of administrative personnel, social benefit, amortization and depreciation, entertainment, travelling, office supplies and utilities.

Interest Expense

Interest expense consists primarily of interest on our outstanding indebtedness.

Results of Operations

The three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues

Revenues	$29,982,585	100.0%	$17,626,639	100.00%

Cost of goods sold	19,886,907	66.3%	11,579,056	65.7%

Gross profit	10,095,678	33.7%	6,047,583	34.3%
Operating expenses

Selling expenses	1,033,425	3.4%	558,367	3.2%

General and administrative expenses	1,471,249	4.9%	443,563	2.5%
	2,504,674	8.4%	1,001,930	5.7%
Other (income) expenses
Interest income	(18,406)	-0.1%	(16,062)	-0.1%
Interest expense	69,135	0.2%	79,113	0.4%
Other (income)/expenses	(2,694)	0.0%	(9,731)	-0.1%
	48,035	0.2%	53,320	0.3%
Income before income tax expense	7,542,969	25.2%	4,992,333	28.3%
Income tax expense	1,632,107	5.4%	1,061,285	6.0%
Net income	5,910,862	19.7%	3,931,048	22.3%
Less: Net income attributable to non-controlling interest	(270,507)	0.9%	-	0.0%
Net income attributable to stockholders	5,640,355	18.8%	3,931,048	22.3%
Foreign currency translation gain (loss)	639,094	2.1%	(26,450)	-0.2%
Comprehensive income	6,279,449	20.9%	3,904,598	22.2%
Less: comprehensive income attributable to non-controlling interest	(56,896)	-0.2%	-	0.0%
Comprehensive income attributable to stockholders	6,222,553	20.8%	3,904,598	22.2%

Revenues. Revenue increased by $12.4 million, or 70.1%, to $30.0 million in the three months ended September 30, 2010 from $17.6 million in same period of 2009. The increase was mainly due to (1)the acquisition of Fuyuan Installation was effective from July 1, 2010 and its third quarter revenues were consolidated in the our revenues; (2) enhanced sales and marketing efforts conducted in 2010 continued to boost the revenues for both manufacturing business and installation business; and (3) increased sales in the third quarter of 2010 in two new service categories, namely boiler room design and boiler operation services, compared to 2009 when those services were just initiated.

Cost of Goods Sold. Our cost of goods sold increased by $8.3 million, or 71.7%, to $19.9 million in the three months ended September 30, 2010 from $11.6 million in the corresponding period of 2009. This increase was mainly due to the increase in revenues. As a percentage of revenues, cost of goods sold increased from 65.7% in three months ended September 30, 2009 to 66.3% in the same period of 2010. The slight increase was mainly due to the net effect of two factors; (1) the purchase prices of raw materials increased in the third quarter of 2010 compared with the same period of last year; (2) the percentage of revenues from installation business increased to 54.5% the third quarter of 2010 from 39.8% in the same period of 2009 due to the acquisition of the Fuyuan Installation. The installation business have a lower percentage of cost of goods sold.

Gross Profit. Our gross profit increased by $4.0 million, or 66.9%, to $10.1million during three months ended September 30, 2010 from $6.0 million in same period of 2009. Gross profit as a percentage of revenues was 33.7% in three months ended September 30, 2010, compared to 34.3% in corresponding period of 2009. Such percentage decrease was mainly attributable to reasons mentioned in cost of goods sold.

Selling Expenses. Our selling expenses increased by $0.4 million, or 85.1%, to 1.0 million in the three months ended September 30, 2010 from $0.6 million in corresponding period of 2009. The sales commission is the main item in selling expenses, which is calculated based on the realized sales in the individual accounting periods. Therefore, the increase in the sales in the three months ended September 30, 2010 resulted in the increase in selling expenses. As a percentage of revenues, selling expenses increased to 3.4% in the three months ended September 30, 2010 from 3.2% in the corresponding period of 2009. The slight increase was mainly because we received more accounts receivable of the second quarter of 2010 in the third quarter of 2010 compare with the same period of 2009.

General and Administrative Expenses. Our general and administrative expenses increased by $1.1 million, or 231.7%, to $1.5 million in the three months ended September 30, 2010 from $0.4 million in the same period of 2009. The significant increase was due to: (1) the consolidation of Fuyuan Installation’s General and Administrative expenses as a result of the acquisition; (2) the amortization of intangible assets derived from the acquisition of Fuyuan Installation; (2) to meet the SEC reporting requirements as a public company, we hired more management staff and the salary expenses increased accordingly; (3) we incurred audit fee and valuation fee for the appraisal of the assets of Fuyuan Installation. As a percentage of revenues, general and administrative expenses increased to 4.9% in the three months ended September 30, 2010 as compared to 2.5% in corresponding period of 2009. The increase was mainly because of the reasons mentioned.

Interest Expenses. Our interest expenses decreased by $9,978, or 12.6%, to $69,135 in the three months ended September 30, 2010, as compared to $79,113 in corresponding period of 2009. Such decrease was mainly due to decrease in average interest rate and the loan balance.

Income Before Income Tax Expense. Income before income tax expense increased by $2.5 million, or 51.1%, to $7.5 million in the three months ended September 30, 2010 from $5.0 million in the same period of 2009. Income before income tax expense as a percentage of sales revenue decreased to 25.2% in the three months ended September 30, 2010, as compared to 28.3% in the same period of 2009. The decrease of income before income tax expense was due to the factors described above.

Income Tax Expense. Our income tax expense increased by $0.6 million, or 53.8%, to $1.6 million in the three months ended September 30, 2010 from $1.0 million in corresponding period of 2009. The increase of income tax expense was mainly due to an increase in the income before income tax expense. The income tax expense increased faster than the income before income tax expense because installation business, which have higher income tax rate, had a higher percentage in income before income tax expense in the third quarter 2010 compared with the same period of 2009.

Net Income. Our net income increased $2.0 million, or 50.4%, to $5.9 million in the three months ended September 30, 2010 from $3.9 million in the same period of 2009, as a result of the factors described above.

Net income attributable to non-controlling interest. Net income attributable to non-controlling interest for the three months ended September 30, 2010 represent the net income attributable to Shisen Zhang, who holds a 40% equity interest in Fuyuan Installation.

Net income attributable to stockholders. As a result of the foregoing, net income attributable to stockholders increased by $1.7 million, or 43.5%, to $5.6 million in the three months ended September 30, 2010 from $3.9 million in the same period of 2009.

The nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

	Nine months Ended		Nine months Ended
	September 30, 2010		September 30, 2009
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues
Revenues	$76,688,782	100.0%	$54,356,403	100.00%
Cost of goods sold	50,938,660	66.4%	36,059,151	66.3%
Gross profit	25,750,122	33.6%	18,297,252	33.7%
Operating expenses
Selling expenses	2,639,117	3.4%	1,992,797	3.7%
General and administrative expenses	2,457,314	3.2%	1,222,404	2.2%
	5,096,431	6.6%	3,215,201	5.9%
Other (income) expenses
Interest income	(26,581)	0.0%	(39,203)	-0.1%
Interest expense	198,185	0.3%	224,450	0.4%
Other (income)/expenses	(14,026)	0.0%	(101,906)	-0.2%
	157,578	0.2%	83,341	0.2%
Income before income tax expense	20,496,113	26.7%	14,998,710	27.6%
Income tax expense	4,384,858	5.7%	3,116,345	5.7%
Net income	16,111,255	21.0%	11,882,365	21.9%
Less: Net income attributable to non-controlling interest	(270,507)	0.4%	-	0.0%
Net income attributable to stockholders	15,840,748	20.7%	11,882,365	21.9%
Foreign currency translation gain (loss)	827,350	1.1%	47,844	0.1%
Comprehensive income	16,668,098	21.7%	11,930,209	21.9%
Less: comprehensive income attributable to non-controlling interest	(56,896)	-0.1%	-	0.0%
Comprehensive income attributable to stockholders	16,611,202	21.7%	11,930,209	21.9%

Revenues. Our revenues increased by $22.3 million, or 41.1%, to $76.7 million in the nine months ended September 30, 2010 from $54.4 million in the same period of 2009. The increase was mainly due to three factors. First, our scale of operations increased with the acquisition of Fuyuan Installation during the third quarter 2010. Fuyuan Installation’s third quarter revenues of $6.4 million were consolidated in our total revenues. Second, our sales activities increased partly as a result of the recovery of the economy in China following the global economic crisis. Third, we enhanced our sales and marketing efforts in 2010. For instance, we organized, for the first time, a product introduction seminar at one of our customer sites in Shuzhou City in the first half of 2010, during which our engineers provided a detailed introduction of our CFB technology and the advantages of our products. We gave attendees, who were invited by our sales managers of different regions, the opportunity to observe the performance of our boiler products and to monitor the operation of our product closely and obtain a direct impression of our boiler products. We also attended more industry seminars to promote our products, including a seminar on the printing and dyeing industry in Shanghai, a seminar on the food and beverage industry in Beijing and a seminar on the paper industry in Zhengzhou.

As a result of the foregoing, our revenues from the manufacturing business increased by $8.8 million, or 26.4%, to $42.2 million in the nine months ended September 30, 2010 from $33.4 million in the same period of 2009. We sold boilers with total capacity of 3,701 steam tons in the first nine months of 2010 compared with 3,070 steam tons in the same period of 2009. We also raised our boiler selling prices to partially shift the increase of raw material prices to customers. The average selling price per steam ton increased by $530, or 4.9%, to $11,413 in the first nine months of 2010 from $10,883 in the same period in 2009. Revenues from the installation and services business increased by $13.5 million, or 64.5%, to $34.4 million in the nine months ended September 30, 2010 from $20.9 million in the same period of 2009. The significant increase was partly due to the consolidation of $6.4 million in revenues from Fuyuan Installation in the third quarter of 2010. Also, Desheng Installation introduced two new, higher margin services, boiler room design and boiler operation advisory services, in 2009. These two new services generated revenue of $6.0 million in the current period compared with $3.4 million in the same period of 2009.

Cost of Goods Sold. Our cost of goods sold increased by $14.8 million, or 41.3%, to $50.9 million in the nine months ended September 30, 2010 from $36.1 million in the same period of 2009.. This increase was mainly due to an increase in total revenues. As a percentage of revenues, however, cost of goods sold remained steady at 66.3% and 66.4% for the nine months ended September 30, 2009 and 2010, respectively. For the manufacturing business, in the nine months ended September 30, 2010, certain types of steel plates and steel pipes had higher average prices compared to the same period in 2009. Notwithstanding the higher average prices, cost of goods sold as a percentage of sales remained steady at 74.2% in the first nine months of 2010 compared with 73.6% in the same period of last year because we were able to pass the cost increase to our customers by raising our boiler selling prices . Cost of goods sold as a percentage of revenues for the installation and services business increased slightly to 56.8% for the nine months ended September 30, 2010 from 54.7% in the same period of last year. The slight increase was mainly due to our consolidation of the operating results of Fuyuan Installation, which, at 67.0%, had a higher cost of goods sold as a percentage of revenues compared with that of Desheng Installation at 62.3% . The effects of the foregoing, however, were partially offset by the increase in the revenues from the two new services mentioned above, which had higher profit margins..

Gross Profit. As a result of the foregoing, our gross profit increased by $7.5 million, or 40.7%, to $25.8 million in the nine months ended September 30, 2010 from $18.3 million in the same period of 2009. Gross profit margin remained relatively stable at 33.6% in the nine months ended September 30, 2010, compared to 33.7% in the same period of 2009.

Selling Expenses. Our selling expenses increased by $0.6 million, or 32.4%, to $2.6 million in the nine months ended September 30, 2010 from $2.0 million in the same period of 2009. Because sales commission is the single largest selling expense item, the increase in the revenues in the nine months ended September 30, 2010 had a corresponding impact on the increase in selling expenses as a whole. As a percentage of revenues, selling expenses decreased to 3.4% in the nine months ended September 30, 2010 from 3.7% in the same period of 2009. The decrease was mainly because we implemented effective cost control measures, including stricter approval procedures, on other selling expenses, which caused our selling expenses to increase at a slower rate compared to our revenue.

General and Administrative Expenses. Our general and administrative expenses increased by $1.3 million, or 101.0%, to $2.5 million in the nine months ended September 30, 2010 from $1.2 million in the same period of 2009 The significant increase was due to our acquisition of Fuyuan Installation. We recognized amortization costs of intangible assets arising from the acquisition of $0.7 million and general and administrative expenses of $0.1 million and audit and valuation fees of $0.2 million in connection with the acquisition. A small increase in the base salary of our management on July 1, 2009 also contributed to the increase in the general and administrative expenses. In addition, in order to meet the SEC reporting requirements as a public company, we hired more management staff and the salary expenses increased accordingly in the current period. As a percentage of revenues, general and administrative expenses increased to 3.2% in three months ended September 30, 2010 as compared to 2.2% in corresponding period of 2009. The increase was mainly because of the reasons mentioned.

Interest Expenses. Our interest expenses decreased by $26,265, or 11.7%, to $198,185 in the nine months ended September 30, 2010, as compared to $224,450 in the same period of 2009. Such decrease was due to decrease in the average interest rate and average loan balance.

Income Before Income Tax Expense. As a result of the foregoing, our income before income tax expense increased by $5.5 million, or 36.7%, to $20.5 million in the nine months ended September 30, 2010 from $15.0 million in the same period of 2009.. Income before income tax expense as a percentage of sales revenue decreased to 26.7% in the nine months ended September 30, 2010, as compared to 27.6% in the same period of 2009.

Income Tax Expense. Our income tax expense increased by $1.3 million, or 40.7%, to $4.4 million in the nine months ended September 30, 2010 from $3.1 million in the same period of 2009 Our effective tax rate for the nine months ended September 30, 2010 was 21.4%, compared with 20.8% for the same period of 2009 was . The applicable income tax rate for our installation and services business was 25%, while the rate for our manufacturing business was 15%. Because we increased our revenues from our installation and services business in the nine months ended September 30, 2010 compared to the same period in 2009, our installation and services business accounted for 62.1% of the total income before income tax expense for the nine months ended September 30, 2010 compared with 58.2% in the same period in 2009. As a result, the effective tax rate increased in the nine months ended September 30, 2010 compared with the same period of 2009.

Net Income. As a result of the foregoing, our net income increased by $4.2 million, or 35.6%, to $16.1 million in the nine months ended September 30, 2010 from $11.9 million in the same period of 2009.

Net income attributable to non-controlling interest. Net income attributable to non-controlling interest for the nine months ended September 30, 2010 represent the net income attributable to Shisen Zhang, who holds a 40% equity interest in Fuyuan Installation.

Net income attributable to stockholders. As a result of the foregoing, net income attributable to stockholders increased by $4.0 million, or 33.3%, to $15.8 million in the nine months ended September 30, 2010 from $11.8 million in the same period of 2009

Taxation

United States

The Company is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as the Company had no taxable income in the United States for the reporting period.

British Virgin Islands

China Niceview was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Hong Kong Niceview was incorporated in the Hong Kong, and under the current laws of Hong Kong, is subject to Hong Kong income tax at a tax rate of 16.5%.

China

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on the taxable income. The statutory tax rate is 25%.

Desheng Boiler was certified as a high technology company and was subject to Enterprise Income Tax (“EIT”) at preferential tax rate of 15% for the nine months period ended September 30, 2010 and 2009.

Desheng Installation was subject to EIT at tax rate of 25% for the nine months period ended September 30, 2010 and 2009.

Fuyuan Installation was subject to EIT at tax rate of 25% for the nine months period ended September 30, 2010.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

We incurred income taxes of $4.4 million for nine months ended September 30, 2010, an increase of $1.3 million or 40.7% from the taxes we incurred in the same 2009 period, which were $3.1 million. This increase in taxes was due to our higher revenues and operating profits.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $17.2 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	15,837	12,403
Net cash used in investing activities	(5,104)	(81)
Net cash provided by (used in) financing activities	21	(8,549)
Effect of exchange rate changes on cash and cash equivalents	326	19
Net increase in cash and cash equivalents	11,080	3,792
Cash and cash equivalents at the beginning of period	6,125	6,647
Cash and cash equivalents at the end of period	17,205	10,439

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $15.8 million in nine months ended September 30, 2010 and $12.4 million in the same period of 2009. The increase was mainly attributable to our higher revenues in the nine months ended September 30, 2010. We also collected more accounts receivable from customers and had better control over payment of our accounts payable. We had a larger accounts receivable balance at December 31, 2009 because we made several large sales shortly before the year end. In early 2010, we collected most of these accounts receivable.

Investing Activities

Net cash used in investing activities was $5.1 million in the nine months ended September 30, 2010 compared with $0.08 million in the same period of 2009. The increase was mainly attributable to our acquisition of Fuyuan Installation and the purchase of equipment and machinery.

Financing Activities

Net cash provided from financing activities was $22,560 in the nine months ended September 30, 2010, compared with net cash used in financing activities of $8.6 million in the same period in 2009. The net cash inflow in the nine months ended September 30, 2010 was attributable to net proceeds of $9.4 million from the private placement in June 2010, the effects of which were partially offset by our payment of dividends of $8.7 million and repayment of a bank loan of $0.7 million. The net cash outflow in the nine months ended September 30, 2010 was $8.6 million, which was mainly due to the distribution of dividends.

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, and bank loans referenced above, should be adequate to sustain our operations at our current level through at least the next twelve months.

The Group repaid bank loans with an aggregate amount of RMB25 million (approximately $3.7 million) in the third quarter of 2010, among which RMB20 million (approximately $3.0 million) was renewed. As at September 30. 2010, we are party to several loan agreements, including:

  Loan Agreement, dated July 19, 2010, between Desheng Boiler and Shanghai Pudong Development Bank, Zhengzhou Branch (“Zhengzhou PDB”), pursuant to which Zhengzhou PDB provided a loan with a total amount of RMB 20,000,000 (approximately $3.0 million). The agreement is for a term of one year. The interest rate is 5.841% per annum.

  Loan Agreement, dated December 22, 2009, between Desheng Boiler and Kaifeng Commercial Bank Songdu Branch ("Songdu Branch") pursuant to which Songdu Branch provided a loan with a total amount of RMB 3,000,000 (approximately $0.4 million). The agreement is for a term of one year. The interest rate is 5.31% per annum.

  Loan Agreement, dated December 30, 2009, between Desheng Boiler and Songdu Branch, pursuant to which Songdu Branch provided a loan with a total amount of RMB 2,000,000 (approximately $0.3 million). The agreement is for a term of one year. The interest rate is 5.31% per annum.

  Loan Agreement, dated November 16, 2009, between Desheng Installation and Songdu Branch, pursuant to which Songdu Branch provided a loan with a total amount of RMB 2,000,000 (approximately $0.3 million). The agreement is for a term of one year. The interest rate is 7.965% per annum.

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

Revenue recognition

Manufacturing

The Group recognize revenue from sales of boiler in accordance with ASC Topic 605 (formerly Staff Accounting Bulletin No. 104, “Revenue recognition” ). All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or the Group has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

In the PRC, value added tax (the "VAT") of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The revenues are recognized on the net basis.

Installation and services

We recognize the revenue of installation and technology and information consulting services in accordance with ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, using the percentage-of-completion method. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. Repair and maintenance service revenue is recognized when the services are delivered. From time to time, we will record costs and estimated profits in excess of billings for a contract. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

Accounts receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for nine months ended September 30, 2010 and 2009, respectively.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of September 30, 2010 and December 31, 2009.

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

The Group adopted ASC Topic 820-10 (formerly SFAS No. 157, “Fair Value Measurements”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

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

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standard Codification (“ASC”) Topic 740-10 (Formerly Statement of Financial Accounting Standard (“SFAS”) No.109 “Accounting for Income Taxes”)

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations (Note 3). Goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate impairment may have occurred. If impairment exists, goodwill is immediately written off to its fair value and the best estimate of that loss is recognized in those financial statements.

Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable. As of September 30, 2010 and December 31, 2009, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from any customers which individually represent greater than 10% of the total revenues for the periods presented.

Concentration of suppliers

We purchased from one supplier, namely Henan Yuyang Industry Co., Ltd., for 14% of its total purchase in nine months ended September 30, 2009. Other than that, we did not purchase from any other individual suppliers over 10% in nine months ended September 30, 2010 and 2009 as well as three months ended September 30, 2010 and 2009.

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

We transact all of our business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that RMB may be readily convertible into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Recently issued accounting pronouncements

The FASB issued Accounting Standard Updates (“ASUs”) 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company will adopt ASU 2010-17 from January 1, 2011 and does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Group.

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-12 through No. 2010-26. These ASUs, except for ASU 2010-17 discussed above, entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Group.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Honghai Zhang and SD Liu, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

None.

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