Form 10-Q/A
period 2010-09-30
China Power Technology, Inc.
filed 2010-11-18
CIK 1448500

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

EXPLANATORY NOTE

We are filing this amendment solely to correct a typographical error in our Consolidated Statements of Income and Comprehensive Income in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the "Original Filing"). The Original Filing reported the value of our Net income attributable to China Power’s common stockholders for the three months ended September 30, 2009 as $5,640,355, whereas the correct value is $3,931,048.

Except as described above, no other changes have been made to the Original Filing. Accordingly, this amendment does not reflect events occurring after such Original Filing or modify or update the disclosures contained therein, including the exhibits thereto, affected by subsequent events. Therefore, this amendment continues to speak as of November 15, 2010 (the date the Original Filing was filed with the SEC). Accordingly, this amendment should be read in conjunction with the Original Filing and our other reports filed with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

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

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$, except shares)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010

Revenues	$17,626,639	$29,982,585	$54,356,403	$76,688,782
Cost of goods sold	11,579,056	19,886,907	36,059,151	50,938,660
Gross profit	6,047,583	10,095,678	18,297,252	25,750,122
Operating expenses
Selling expenses	558,367	1,033,425	1,992,797	2,639,117
General and administrative expenses	443,563	1,471,249	1,222,404	2,457,314
	5,045,653	7,591,004	15,082,051	20,653,691
Other income (expenses)
Interest income	16,062	18,406	39,203	26,581
Interest expense	(79,113)	(69,135)	(224,450)	(198,185)
Other operating income	9,731	2,694	101,906	14,026
	(53,320)	(48,035)	(83,341)	(157,578)
Income before income tax expense and noncontrolling interest	4,992,333	7,542,969	14,998,710	20,496,113

Income tax expense	1,061,285	1,632,107	3,116,345	4,384,858
Net income before non controlling interest	3,931,048	5,910,862	11,882,365	16,111,255
Less: net income attributable to noncontrolling interest	-	(270,507)	-	(270,507)
Net income attributable to China Power’s common stockholders	$3,931,048	$5,640,355	$11,882,365	$15,840,748

Comprehensive income:
Net income	3,931,048	5,640,355	11,882,365	15,840,748
Foreign currency translation adjustment	(26,450)	639,094	47,844	827,350
Comprehensive income	$3,904,598	$6,279,449	$11,930,209	$16,668,098
Less: comprehensive income attributable to noncontrolling interest	-	(56,896)	-	(56,896)
Comprehensive income attributable China Power’s common stockholders	3,904,598	$6,222,553	$11,930,209	$16,611,202

Basic and diluted earnings per share	$0.11	$0.13	$0.32	$0.4
Cash dividends per share	$0.23	$-	$-	$0.22
Weighted average common shares outstanding- basic and diluted	36,800,000	43,703,704	36,800,000	39,666,885

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

DATED: November 18, 2010

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