Form 10-Q/A
period 2010-09-30
China Power Technology, Inc.
filed 2010-12-29
CIK 1448500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the "Original Filing") primarily to reflect the one-for-two reverse stock split of our shares of common stock effected on November 23, 2010. We also corrected certain typographical errors, including the inadvertent omission of the value for "Cash dividends per share" for the nine months ended September 30, 2009 in our Statements of Income and Comprehensive Income. Except for the foregoing, no additional changes have been made to the Original Filing to reflect events that occurred subsequent to November 15, 2010, the date the Original Filing was filed with the Securities and Exchange Commission.

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

Equity
Common stock (US$0.001 par value, 100,000,000
and 190,000,000 shares authorized,
18,400,000 and 21,851,882 shares outstanding,
as of December 31, 2009
and September 30, 2010, respectively*)	18,400	21,852
Additional paid-in capital	8,813,964	17,034,131
Appropriated retained earnings	3,534,093	3,534,093
Unappropriated retained earnings	10,538,820	17,723,973
Accumulated other comprehensive income	2,704,340	3,531,690
Total stockholders’ equity	25,609,617	41,845,739
Noncontrolling interest	-	6,215,669
Total equity	25,609,617	48,061,408
	$36,067,978	$64,752,012

* Common stock has been retroactively adjusted to give effect to the reverse acquisition on June 1, 2010 and the one-for-two reverse stock split occurred on November 23, 2010 for all presented periods.

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$, except shares)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010

Revenues	$17,626,639	$29,982,585	$54,356,403	$76,688,782
Cost of goods sold	11,579,056	19,886,907	36,059,151	50,938,660
Gross profit	6,047,583	10,095,678	18,297,252	25,750,122
Operating expenses
Selling expenses	558,367	1,033,425	1,992,797	2,639,117
General and administrative expenses	443,563	1,471,249	1,222,404	2,457,314
	5,045,653	7,591,004	15,082,051	20,653,691
Other income (expenses)
Interest income	16,062	18,406	39,203	26,581
Interest expense	(79,113)	(69,135)	(224,450)	(198,185)
Other operating income	9,731	2,694	101,906	14,026
	(53,320)	(48,035)	(83,341)	(157,578)
Income before income tax expense and noncontrolling interest	4,992,333	7,542,969	14,998,710	20,496,113

Income tax expense	1,061,285	1,632,107	3,116,345	4,384,858
Net income before non controlling interest	3,931,048	5,910,862	11,882,365	16,111,255
Less: net income attributable to noncontrolling interest	-	(270,507)	-	(270,507)
Net income attributable to China Power’s common stockholders	$3,931,048	$5,640,355	$11,882,365	$15,840,748

Comprehensive income:
Net income	3,931,048	5,640,355	11,882,365	15,840,748
Foreign currency translation adjustment	(26,450)	639,094	47,844	827,350
Comprehensive income	$3,904,598	$6,279,449	$11,930,209	$16,668,098
Less: comprehensive income attributable to noncontrolling interest	-	(56,896)	-	(56,896)
Comprehensive income attributable China Power’s common stockholders	3,904,598	$6,222,553	$11,930,209	$16,611,202

Basic and diluted earnings per share	$0.21	$0.26	$0.65	$0.80
Cash dividends per share	$0.46	$-	$0.46	$0.44
Weighted average common shares outstanding- basic and diluted (post-reverse stock split)	18,400,000	21,851,882	18,400,000	19,833,443

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$, except shares)
(Unaudited)

	Nine months ended September 30,
	2009	2010

Cash flows from operating activities
Net income	$11,882,365	$16,111,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	303,709	958,929
Bad debt provision	-	48,725
Change in operating assets and liabilities:
Accounts receivable	(1,532,327)	387,947
Inventories	2,261,876	(2,322,995)
Prepayments and other receivables	(25,628)	(382,033)
Accounts payable	(852,729)	(240,250)
Deferred tax	-	(176,169)
Accrued expenses and other payables	226,585	1,037,643
Income tax payable	139,617	414,339
Net cash provided by operating activities	12,403,468	15,837,391

Cash flows from investing activities
Purchase of property, plant and equipment	(80,781)	(1,365,673)
Cash paid for acquisition of Fuyuan Installation, net of cash acquired	-	(3,738,609)
Net cash used in investing activities	(80,781)	(5,104,282)

Cash flows from financing activities
Proceeds from short-term bank loans	2,922,904	2,934,100
Repayment of short-term bank loans	(2,922,904)	(3,667,625)
Proceeds from private placement	-	9,409,680
Dividends paid	(8,549,494)	(8,655,595)
Net cash (used in) provided from financing activities	(8,549,494)	20,560
Effect of foreign currency exchange rate net changes in cash and cash equivalents	18,846	326,324
Net changes in cash and cash equivalents	3,792,039	11,079,993
Cash and cash equivalents, beginning of period	6,647,023	6,124,516
Cash and cash equivalents, end of period	$10,439,062	$17,204,509

Cash paid during the period for:
Interest paid	$224,450	$198,185
Income tax paid	$2,786,964	$2,600,631

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of China Power Technology, Inc. (the “Company” or “China Power”) and its subsidiaries, China Niceview Power Technology Limited (“China Niceview”), Hong Kong Niceview Power Technology Co., Limited (“Hong Kong Niceview”), Kaifeng Nice View Power Technology Co., Ltd. (“Kaifeng Nice View”), Henan Kaifeng Desheng Boiler Co., Ltd. (“Desheng Boiler”), Henan Desheng Boiler Installation Co., Ltd. (“Desheng Installation”) and Shandong Fuyuan Equipment Installation Co., Ltd. (“Fuyuan installation”). The Company and its subsidiaries are collectively referred to as the “Group”.

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

On June 1, 2010, China Power completed a reverse acquisition transaction through a share exchange with China Niceview whereby China Power issued 36,800,000 new shares, representing 92% of its issued and outstanding shares on a fully-diluted basis immediately after the consummation of the reverse acquisition, to acquire 100% of the issued and outstanding shares of China Niceview. As a condition precedent to the consummation of the reverse acquisition, Ms. Sha Chen, the sole director and officer of the Company before the reverse acquisition, cancelled 4,898,750 shares of China Power’s common stock owned by her. As a result of the reverse acquisition, China Niceview became China Power’s wholly-owned subsidiary, and Wise Winning Limited (“Wise Winning”), the former sole stockholder of China Niceview, became China Power’s controlling stockholder. The share exchange transaction with China Niceview was treated as a reverse acquisition, with China Niceview as the accounting acquirer and China Power as the acquired party. All the statements prior to June 1, 2010 were solely for Desheng Boiler and Desheng Installation.

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

Desheng Installation was incorporated in Kaifeng city, Henan province, PRC on April 23, 2007 with registered capital of RMB10 million.. Desheng Installation is engaged in processing, technology and information consulting services of installation, reconstruction and maintenance of boilers.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION (CONTINUED)

Fuyuan Installation was incorporated in Jinan city, Shandong province, People’s Republic of China (“PRC”) on August 9, 2001 with current registered capital of RMB50,160,000. Fuyuan Installation is engaged in boiler installation, other boiler-related services, high pressure pipe installation and the installation of other equipment. On July 1, 2010, Desheng Installation entered into an acquisition agreement (the “Acquisition Agreement”) with Mr. Shisen Zhang, one of the original owners of Fuyuan Installation. According to the Acquisition Agreement, Desheng Installation acquired 60% equity interest of Fuyuan Installation for cash consideration RMB63m (US$9.3 million) .

Reorganization

Pursuant to the share transfer agreement signed between China Niceview and Mr. Shiyong Fan, the sole stockholder of Hong Kong Niceview on May 19, 2010, Mr. Shiyong Fan transferred all his shares in Hong Kong Niceview to China Niceview, resulting that Hong Kong Niceview became a wholly-owned subsidiary of China Niceview.

Kaifeng Nice View entered into a loan agreement with Mr. Shiyong Fan to borrow approximately RMB35 million (approximately US$5.2 million) from Mr. Fan. The term of the loan is one year with no interest. Using the proceeds of the loan, Kaifeng Nice View acquired 100% controlling interest of Desheng Boiler and Desheng Installation described as following. The loan was cancelled pursuant to a loan cancellation agreement between Kaifeng Nice View and Mr. Shiyong Fan, on May 28, 2010, resulting in the increase in additional paid-in capital of Kaifeng Nice View. According to the PRC taxation law, such waived liability from stockholder is deemed as income of the entity and subject to income tax. As a result, Kaifeng Nice View accrued the income tax payable at the applicable tax rate of 25%, and such tax liability was charged against additional paid-in capital, amounting to approximately RMB8.8 million (approximately US$1.3 million) accordingly.

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

Before and after this reorganization, Honghai Zhang continued to serve as chairman and chief executive of Desheng Boiler and chairman of Desheng Installation (the “Operating Subsidiaries”) and, together with other management of the Company, continued to direct both the day-to-day operating and management of the Operating Subsidiaries, as well as their strategic direction. At the time the parties entered into the Option Agreement, it was expected that Mr. Zhang would exercise the option and regain the ownership of the Company in accordance with the Option Agreement. Furthermore, under the Option Agreement, without Mr. Zhang’s prior consent, Shiyong Fan may not increase the number of authorized shares of capital stock of, or cause a change in control of, Wise Winning or any direct or indirect subsidiary or affiliate of Wise Winning. The reorganization plan effectively resulted in Mr. Zhang continuing to bear the residual risks and rewards related to the Operating Subsidiaries. Because of the reasons described above, the Company is substantively controlled by Mr. Zhang, and the Company continued to consolidate the Operating Subsidiaries during the reorganization. The reorganization transaction is considered as a transaction between the parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries.

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

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Niceview is the continuing entity for financial reporting purposes. In a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital. Therefore, the consolidated financial statements have been prepared as if China Niceview had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

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

Reverse stock split

Effective November 23, 2010, each two shares of our then issued and outstanding common stock were reverse split into one share of our common stock. We refer to the foregoing as the reverse stock split. This reverse stock split affected only issued and outstanding shares. The effect of the reverse stock split was applied retroactively to the consolidated financial statements, as if the reverse stock split was completed at the beginning of the periods presented. As such, the total number of the shares of common stock outstanding as of December 31, 2009 and September 30, 2010 were 18,400,000 and 21,851,882 shares, respectively.

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Accounts receivable

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Property, plant and equipment (continued)

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Appropriated retained earnings (continued)

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Advertising

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	Segment reporting

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(x)	Recently issued accounting standards (continued)

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

The following table summarizes the consideration paid for Fuyuan Installation and the fair value of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in Fuyuan Installation.

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

3.	BUSINESS COMBINATION (CONTINUED)

The results of operations of Fuyuan Installation for the period from July 1, 2010 to September 30, 2010 had been consolidated.

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the nine months and three months ended September 30, 2009 and 2010 have been prepared as though the acquisition of Fuyuan Installation had occurred as of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Group would have attained had the acquisition of Fuyuan Installation occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pro forma revenue	$19,997,898	$27,383,980	$58,596,939	$78,956,678
Pro forma net income	$4,696,162	$5,904,301	$12,940,922	$17,406,907
Pro forma basic and diluted earnings per share	$0.27	$0.27	$0.70	$0.88

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31,	September 30,
	2009	2010
		(Unaudited)

Accounts receivable	$14,185,066	$17,908,744
Less: allowance for doubtful accounts	-	(97,463)
	$14,185,066	$17,811,281

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

According to a share purchase agreement entered into by and between Kaifeng Cigarettes Sales Company (“Kaifeng Cigarettes”) and Desheng Boiler dated December 31, 2005, Desheng Boiler purchased 0.4% of equity interest of Kaifeng Municipal Commercial Bank from Kaifeng Cigarettes at a consideration of RMB5,000,000, which accounted for 0.4% of the total registered capital of the bank. No dividends were received by Desheng Boiler from Kaifeng Municipal Commercial Bank during the fiscal year ended December 31, 2009 and the nine months ended September 30, 2010. No event or change in circumstance indicates that its carrying amount of the long-term investment is not recoverable, and no impairment was recognized during the year ended December 31, 2009 and the nine months and the three months periods ended September 30, 2010.

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

15.	TAXATION (CONTINUED)

2)	Business Tax (“BT”)

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

15.	TAXATION (CONTINUED)

3)	Income tax (continued)

The significant components of income tax expense are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current tax expenses	$1,061,285	$1,820,039	$3,116,345	$4,572,789
Deferred tax benefits	-	(187,932)	-	(187,931)
Income tax expenses	$1,061,285	$1,632,107	$3,116,345	$4,384,858

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
LIABILITIES AND EQUITY
Stockholders' equity
Common stock (US$0.001 par value, 100,000,000
and 190,000,000 shares authorized, 184,000,000
and 21,851,882 shares outstanding,
as of December 31, 2009 and
September 30, 2010, respectively*)	18,400	21,852
Additional paid-in capital	8,813,964	17,034,131
Unappropriated retained earnings	16,777,253	24,789,756
Total stockholders’ equity	25,609,617	41,845,739
	$25,609,617	$41,845,739

* Common stock has been retroactively adjusted to give effect to the reverse acquisition on June 1, 2010 and the one-for-two reverse stock split occurred on November 23, 2010 for all presented periods.

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

18.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

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

19.	EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to China Power’s common stockholders	$3,931,048	$5,640,355	$11,882,365	$15,840,748
Basic and diluted earnings per share	$0.21	$0.26	$0.65	$0.80
Weighted average common shares outstanding- basic and diluted (post-reverse stock split)	18,400,000	21,851,882	18,400,000	19,833,443

20.	SUBSEQUENT EVENT

The Company identified the following subsequent event:

Effective November 23, 2010, each two shares of our then issued and outstanding common stock were reverse split into one share of our common stock. We refer to the foregoing as the reverse stock split. The reverse stock split affected only issued and outstanding shares of our common stock.

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

Gross Profit. Our gross profit increased by $4.0 million, or 66.9%, to $10.1 million during three months ended September 30, 2010 from $6.0 million in same period of 2009. Gross profit as a percentage of revenues was 33.7% in three months ended September 30, 2010, compared to 34.3% in corresponding period of 2009. Such percentage decrease was mainly attributable to reasons mentioned in cost of goods sold.

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

The nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

	Nine months Ended			Nine months Ended
	September 30, 2010			September 30, 2009
		Percent of			Percent of
	Amount	Revenues		Amount	Revenues
Revenues	$76,688,782	100.0%		$54,356,403	100.00%
Cost of goods sold	50,938,660	66.4%		36,059,151	66.3%
Gross profit	25,750,122	33.6%		18,297,252	33.7%
Operating expenses
Selling expenses	2,639,117	3.4%		1,992,797	3.7%
General and administrative expenses	2,457,314	3.2%		1,222,404	2.2%
	5,096,431	6.6%		3,215,201	5.9%
Other (income) expenses
Interest income	(26,581)	0.0%		(39,203)	(0.1%	)
)Interest expense	198,185	0.3%		224,450	0.4%
Other (income)/expenses	(14,026)	0.0%		(101,906)	(0.2%	)
	157,578	0.2%		83,341	0.2%
Income before income tax expense	20,496,113	26.7%		14,998,710	27.6%
Income tax expense	4,384,858	5.7%		3,116,345	5.7%
Net income	16,111,255	21.0%		11,882,365	21.9%
Less: Net income attributable to non-controlling interest	(270,507)	(0.4%	)	-	0.0%
Net income attributable to stockholders	15,840,748	20.7%		11,882,365	21.9%
Foreign currency translation gain (loss)	827,350	1.1%		47,844	0.1%
Comprehensive income	16,668,098	21.7%		11,930,209	21.9%
Less: comprehensive income attributable to non-controlling interest	(56,896)	(0.1%	)	-	0.0%
Comprehensive income attributable to stockholders	16,611,202	21.7%		11,930,209	21.9%

Revenues. Our revenues increased by $22.3 million, or 41.1%, to $76.7 million in the nine months ended September 30, 2010 from $54.4 million in the same period of 2009. The increase was mainly due to three factors. First, our scale of operations increased with the acquisition of Fuyuan Installation during the third quarter 2010. Fuyuan Installation’s third quarter revenues of $6.2 million were consolidated in our total revenues. Second, our sales activities increased partly as a result of the recovery of the economy in China following the global economic crisis. Third, we enhanced our sales and marketing efforts in 2010. For instance, we organized, for the first time, a product introduction seminar at one of our customer sites in Shuzhou City in the first half of 2010, during which our engineers provided a detailed introduction of our CFB technology and the advantages of our products. We gave attendees, who were invited by our sales managers of different regions, the opportunity to observe the performance of our boiler products and to monitor the operation of our product closely and obtain a direct impression of our boiler products. We also attended more industry seminars to promote our products, including a seminar on the printing and dyeing industry in Shanghai, a seminar on the food and beverage industry in Beijing and a seminar on the paper industry in Zhengzhou.

As a result of the foregoing, our revenues from the manufacturing business increased by $8.8 million, or 26.4%, to $42.2 million in the nine months ended September 30, 2010 from $33.4 million in the same period of 2009. We sold boilers with total capacity of 3,701 steam tons in the first nine months of 2010 compared with 3,070 steam tons in the same period of 2009. We also raised our boiler selling prices to partially shift the increase of raw material prices to customers. The average selling price per steam ton increased by $530, or 4.9%, to $11,413 in the first nine months of 2010 from $10,883 in the same period in 2009. Revenues from the installation and services business increased by $13.5 million, or 64.5%, to $34.4 million in the nine months ended September 30, 2010 from $20.9 million in the same period of 2009. The significant increase was partly due to the consolidation of $6.2 million in revenues from Fuyuan Installation in the third quarter of 2010. Also, Desheng Installation introduced two new, higher margin services, boiler room design and boiler operation advisory services, in 2009. These two new services generated revenue of $6.0 million in the current period compared with $3.4 million in the same period of 2009.

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

General and Administrative Expenses. Our general and administrative expenses increased by $1.3 million, or 101.0%, to $2.5 million in the nine months ended September 30, 2010 from $1.2 million in the same period of 2009 The significant increase was due to our acquisition of Fuyuan Installation. We recognized amortization costs of intangible assets arising from the acquisition of $0.7 million and general and administrative expenses of $0.1 million and audit and valuation fees of $0.2 million in connection with the acquisition. A small increase in the base salary of our management on July 1, 2009 also contributed to the increase in the general and administrative expenses. In addition, in order to meet the SEC reporting requirements as a public company, we hired more management staff and the salary expenses increased accordingly in the current period. As a percentage of revenues, general and administrative expenses increased to 3.2% in nine months ended September 30, 2010 as compared to 2.2% in corresponding period of 2009. The increase was mainly because of the reasons mentioned.

Interest Expenses. Our interest expenses decreased by $26,265, or 11.7%, to $198,185 in the nine months ended September 30, 2010, as compared to $224,450 in the same period of 2009. Such decrease was due to decrease in the average interest rate and average loan balance.

Income Before Income Tax Expense. As a result of the foregoing, our income before income tax expense increased by $5.5 million, or 36.7%, to $20.5 million in the nine months ended September 30, 2010 from $15.0 million in the same period of 2009. Income before income tax expense as a percentage of sales revenue decreased to 26.7% in the nine months ended September 30, 2010, as compared to 27.6% in the same period of 2009.

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

Net income attributable to non-controlling interest. Net income attributable to non-controlling interest for the nine months ended September 30, 2010 represented the net income attributable to Shisen Zhang, who holds a 40% equity interest in Fuyuan Installation.

Net income attributable to stockholders. As a result of the foregoing, net income attributable to stockholders increased by $4.0 million, or 33.3%, to $15.8 million in the nine months ended September 30, 2010 from $11.9 million in the same period of 2009

Taxation

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

Investing Activities

Net cash used in investing activities was $5.1 million in the nine months ended September 30, 2010 compared with $0.1 million in the same period of 2009. The increase was mainly attributable to our acquisition of Fuyuan Installation and the purchase of equipment and machinery.

Financing Activities

Net cash provided from financing activities was $20,560 in the nine months ended September 30, 2010, compared with net cash used in financing activities of $8.6 million in the same period in 2009. The net cash inflow in the nine months ended September 30, 2010 was attributable to net proceeds of $9.4 million from the private placement in June 2010, the effects of which were partially offset by our payment of dividends of $8.7 million and repayment of a bank loan of $0.7 million. The net cash outflow in the nine months ended September 30, 2010 was $8.6 million, which was mainly due to the distribution of dividends.

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

None.

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

DATED: December 29, 2010

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