Form 10-K
period 2010-12-31
China Power Technology, Inc.
filed 2011-03-24
CIK 1448500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No. 001-34230

CHINA POWER TECHNOLOGY, INC.
-------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada	22-3969766
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

No. 12, Gongyuan Road
Kaifeng City, Henan Province 475002
People’s Republic of China
-------------------------------------------------------------------------------------------------------
(Address of principal executive offices)

(+86) 378 299 6222
-------------------------------------------------------------------------------------------------------
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ X ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]   No [ X ]

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 43,703,704 shares of the registrant’s common stock issued and outstanding, of which 17,703,704 shares were held by non-affiliates of the registrant. The shares were not adjusted to reflect the one-for-two reverse splits of our common stock that occurred on November 23, 2010 and January 14, 2011. The aggregate market value could not be determined.

There were a total of 10,925,960 shares of the registrant’s common stock outstanding as of March 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the Securities and Exchange Commission. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Power and its consolidated subsidiaries, China Niceview, Hong Kong Niceview, Kaifeng Nice View, Desheng Boiler, Desheng Installation and Fuyuan Installation, but do not include the stockholders of China Power;

  “BVI” are to the British Virgin Islands;

  “CAGR” are to compound annual growth rate;

  “China Niceview” are to China Niceview Power Technology Limited, a BVI company;

  “China Power” are to China Power Technology, Inc., a Nevada corporation;

  “Desheng Boiler” are to Henan Kaifeng Desheng Boiler Co., Ltd., a PRC company;

  “Desheng Installation” are to Henan Desheng Boiler Installation Co., Ltd., a PRC company;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Fuyuan Installation” are to Shandong Fuyuan Equipment Installation Co., Ltd., a PRC company;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “Hong Kong Niceview” are to Hong Kong Niceview Power Technology Co., Limited, a Hong Kong company;

  “Kaifeng Nice View” are to Kaifeng Nice View Power Technology Co., Ltd., a PRC company;

  “PRC” and “China” are to the People’s Republic of China;

  “Renminbi” and “RMB” are to the legal currency of China;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended; and

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

On each of November 23, 2010 and January 14, 2011, we completed a one-for-two reverse stock split  in each instance, pursuant to which every two shares of our common stock were combined into one share of common stock. All references in this report to share and per share data have been adjusted, including historical data which have been retroactively adjusted, to give effect to the reverse stock split unless otherwise specified.

PART I

ITEM 1.	BUSINESS.

Overview of Our Business

We are a leading manufacturer of circulating fluidized bed, or CFB, industrial boilers in China. CFB boilers represent a clean, energy efficient combustion technology characterized by high thermal efficiency and low pollution emission. According to an industry research report, our 2009 market share in China’s CFB industrial boiler industry was 14.0% in terms of sales revenues, making us the second largest enterprise in the industry. We have two major business segments: (i) industrial boiler manufacturing business, and (ii) installation and services business. Our headquarters and primary production facilities are located in Kaifeng City of Henan Province in China.

Demand for energy conservation and environmental protection has led to increased demand for our products and services. Compared to traditional grate boilers, CFB boilers have lower emission of sulphur dioxide and nitrogen dioxide, higher thermal efficiency of up to 90%, better load adjustability and lower carbon content in ash. The growth in CFB boilers in China has outpaced traditional boilers as demonstrated by the fact that steam capacity and sales value for CFB industrial boilers increased at compound annual grown rates, or CAGRs, of approximately 22.7% and 32.3% from 2004 to 2009, respectively, while those for industrial boilers increased at CAGRs of approximately 15.7% and 25.5%, respectively, during the same period. In addition, according to the 11th Five-Year Plan of China, existing small to medium coal fired boilers are required to be replaced by CFB boilers or pulverized coal fired boilers in order to enhance thermal efficiency. The 11th Five Year Plan also calls for a 20% reduction in energy content per unit of gross domestic product, or GDP, which we anticipate will further increase the rate of installation of CFB boilers. In light of these stated goals and other favorable government policies that encourage energy efficient and environmentally friendly businesses, along with our position as one of the few total solutions providers of CFB industrial boilers, we believe we are well positioned to capitalize on the business opportunities arising from the growing trend in demand for CFB boilers.

Our manufacturing business consists of the design, development, manufacture and sale of CFB industrial boilers. Our product range, which consists of 143 models in 12 series with steam capacity ranging from 4 tons/hour to 75 tons/hour, is sufficiently broad to meet most industrial needs for heat or steam generation and to accommodate most choices of fuel. In 2010, we sold boilers with a total steam capacity of 4,861 tons/hour, compared with 4,023 tons/hour in 2009. We operate our industrial boiler manufacturing business through our subsidiary Desheng Boiler. Desheng Boiler has more than 50 years of operating history. Its operations can be traced back to Kaifeng Boiler Factory, which jointly designed and developed China’s first generation CFB boilers with the Chinese Academy of Sciences in 1987. Over the years, we have successfully established a well known brand name, Kai Guo ().

Our installation and services business consists of installation services for boilers, pressure pipes, other equipment and a broad range of ancillary value-added services, including performance enhancement services, such as testing, desulphurization, denitrification and coating, and design and maintenance services, such as boiler room planning and operational support. Our installation team, which consists of approximately 1,600 full-time and part-time technicians divided into 53 sub-teams, is one of the largest among boiler manufacturers in China. We operate our installation and services business through our subsidiaries Desheng Installation and Fuyuan Installation. Desheng Installation has over 20 years of boiler installation experience and primarily supports customers who purchase CFB industrial boilers from Desheng Boiler. Fuyuan Installation has almost ten years of boiler installation experience and is primarily engaged in the installation of various types of boilers, including large power plant boilers, and high pressure pipes. Our installation and services business generally recognizes higher gross margins compared to our manufacturing business.

In 2008, 2009 and 2010, our revenues totaled $54.4 million, $71.0 million and $108.5 million, respectively, representing a CAGR of 41.2% . During the same periods, our net income attributable to stockholders totaled $9.3 million, $15.4 million and $22.2 million, respectively, representing a CAGR of 54.5% .

Our principal business office is located in China at No. 12, Gongyuan Road, Kaifeng City, Henan Province 475002. The telephone number at our executive offices is (86) 378 299 6222. We maintain a website at www.chinapowerti.com that contains information about our Company, but that information is neither part of this report nor incorporated herein by reference.

Our History and Background

General

Our Company was formed on September 25, 2007 under the name Lincoln Floorplanning Co., Inc. for the purpose of providing floor plan financing to used car dealerships in North Carolina at interest rates and fees competitive in the market place for this type of financing. However, we did not engage in any operations and prior to our reverse acquisition of China Niceview on June 1, 2010, we were a shell company.

Reverse Acquisition of China Niceview

On June 1, 2010, we completed a reverse acquisition transaction through a share exchange with China Niceview whereby we acquired 100% of the issued and outstanding capital stock of China Niceview by issuing 9,200,000 shares of our common stock as consideration, which shares constituted 92% of our issued and outstanding shares on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a condition precedent to the consummation of the reverse acquisition, Sha Chen, our sole director and officer, cancelled 1,224,688 shares of our common stock owned by her.

Upon the closing of the reverse acquisition, Sha Chen resigned from all positions that she held effective immediately and Honghai Zhang was appointed as our chairman and chief executive officer and a director. In addition, our executive officers were replaced by the executive officers of Desheng Boiler and Desheng Installation upon the closing of the reverse acquisition.

As a result of the reverse acquisition, China Niceview became our wholly-owned subsidiary and Wise Winning Limited, or Wise Winning, the former shareholder of China Niceview, became our controlling stockholder, and we assumed ownership and control over the business and operations of China Niceview and its subsidiaries. On June 1, 2010, we amended and restated our articles of incorporation to, among other things, change our name to “China Power Technology, Inc.” to more accurately reflect our new business.

China Niceview was incorporated in the British Virgin Islands on April 19, 2010 by Shiyong Fan as a holding company with no operations or assets. On May 19, 2010, China Niceview acquired Hong Kong Niceview, which was incorporated in Hong Kong on April 27, 2010 by Shiyong Fan as a holding company with no operations or assets. On May 11, 2010, Hong Kong Niceview established Kaifeng Nice View in the PRC as a wholly foreign-owned enterprise, with all of its equity interests owned by Hong Kong Niceview.

On May 17, 2010, Kaifeng Nice View entered into a loan agreement with Shiyong Fan for a total amount of RMB 35.3 million (approximately $5.2 million). The loan had a one-year term and is interest free. Kaifeng Nice View used the proceeds of the loan to acquire 100% of Desheng Boiler from Honghai Zhang and certain other parties, including Henan Guanglian Project Co., Ltd., or Henan Guanglian, a PRC corporation controlled by Mr. Zhang, in consideration of RMB 25.3 million (approximately $3.7 million). The acquisition was registered with the local branch of the PRC State Administration for Industry and Commerce, or SAIC, on May 17, 2010. On May 28, 2010, the loan was forgiven pursuant to a loan cancellation agreement between Kaifeng Nice View and Mr. Fan, resulting in the increase in additional paid in capital of Kaifeng Niceview. According to the PRC tax law, such waived liability from stockholder is deemed as income of the entity and subject to PRC income tax. As a result, Kaifeng Niceview accrued the income tax payable at the applicable tax rate of 25% and such tax liability was charged against additional paid-in capital amounting to approximately RMB 8.8 million (US $1.3 million) accordingly.

On May 17, 2010, Kaifeng Nice View also acquired 95% of the ownership of Desheng Installation from Mr. Zhang and certain other parties, including Henan Guanglian, in consideration of RMB 9.5 million (approximately $1.4 million). Kaifeng Nice View acquired the remaining 5% ownership in Desheng Installation from Desheng Boiler for RMB 0.5 million (approximately $0.1 million). The acquisition was registered with the local branch of the SAIC on May 19, 2010.

Desheng Boiler and Desheng Installation trace their origin to Kaifeng Boiler Factory, a state-owned enterprise established in 1954 to engage in the boiler manufacturing business. The state-owned enterprise was restructured in 1997 and became Desheng Boiler. The state continued to own 71.2% of the equity interests until 2004, when the state sold its equity interests to private parties. In 2005, Mr. Zhang purchased 100% of the equity interests in Desheng Boiler and became its chairman. Desheng Boiler was incorporated in China on April 28, 1997 and is engaged in the boiler design, development, manufacturing and sale business. Desheng Installation was incorporated on April 23, 2007, when Desheng Boiler spun off its boiler installation business to a separate company in connection with Desheng Boiler’s plan of entering new markets and securing new customers by offering other boiler-related services. Desheng Installation is engaged in the boiler installation, reconstruction and maintenance business and carries no production activities.

Private Placement Transaction

On June 16, 2010, we completed a private placement transaction with a group of accredited investors, pursuant to which we issued to the investors an aggregate of 925,928 shares of our common stock for an aggregate purchase price of approximately $10 million, or $10.80 per share. Other than with respect to this transaction, none of the investors have had a material relationship with us or any of our officers, directors or affiliates or any associate of any such officer or director.

The securities purchase agreement and other transaction documents that we entered into with the investors in the private placement contained the following material covenants:

  We agreed that before our next Qualified Public Offering (defined as an underwritten public offering in which we raise gross proceeds of at least $15 million and our common stock is listed concurrently or prior thereto on a Trading Market (as defined therein), other than the OTCBB), we shall not, without first obtaining the written consent of the lead investor: (a) acquire through stock or asset purchase, or through any business combination, including a merger, share exchange or other transaction, an entity that has net assets that are equal to or greater than 30% of our net assets; (b) sell or otherwise dispose of assets of the Company, including through the sale of stock of a subsidiary or through a business combination, including a merger, share exchange or other transaction, that are equal to or greater than 30% of our net assets; (c) issue any shares of preferred stock or issue any promissory notes or bonds that are convertible into our common stock; (d) declare and distribute any kind of dividend; (e) conduct any transactions with related persons (as defined in Item 404(a) of Regulation S-K promulgated under the Exchange Act) that would be required to be disclosed under such Item 404(a); and (f) hire a new chief financial officer or investor relations officer.

  We also agreed that before our next Qualified Public Offering the lead investor shall be entitled to nominate one member of our Board of Directors as an independent director.

  We also agreed that if we fail to consummate a Qualified Public Offering within the twelve month period following the closing date, then the lead investor shall have the right to notify the Company in writing to terminate the chief financial officer of the Company. Upon receipt of such written notice, we agreed that, no later than 90 days following receipt of such notice, we will hire a new chief financial officer. The lead investor shall have the right to veto the appointment of such chief financial officer.

  We also agreed that when we conduct any equity-related financing above $5,000,000, the investors will have the right to sell 50% of their shares in such financing transaction. Also, when Honghai Zhang, our chairman and chief executive officer, sells his shares, the investors shall have the right to sell the same amount of shares. In addition, if in connection with any financing transactions in which we sell common stock or common stock equivalents, the gross sales price per share of common stock (or common stock equivalent) sold in the equity financing is less than $21.60, then Honghai Zhang shall be obligated to transfer to the investors, on a pro rata basis and for no additional consideration, that number of shares of common stock as is equal to $10,000,000/(financing price per share/2) - 925,928.

In addition, each of the investors has agreed, for a period of 180 days after the date of a prospectus relating to a Qualified Public Offering, not to offer for sale, sell, contract to sell, grant any option for the sale of, or otherwise issue or dispose of, any shares of our common stock, options or warrants to acquire shares of our common stock, or any related security or instrument, without the prior written consent of the representative of such Qualified Public Offering.

In connection with the private placement transaction, we and the investors also entered into a registration rights agreement, pursuant to which we are obligated to file a registration statement under the Securities Act at any time upon the request of the requisite investors after the 90th day following June 16, 2010 covering the resale of the shares. In addition, if we at any time propose to register any of our securities under the Securities Act for sale to the public, whether for our own account or for the account of other security holders or both, we will use our best efforts to cause the shares as to which registration shall have been so requested to be included in the securities to be covered by the registration statement proposed to be filed by the Company. If at any time (i) the investors request that we file a registration statement on Form S-3 for a public offering of all or any portion of the shares, and (ii) we are a registrant entitled to use Form S-3 to register such shares, then we shall use our best efforts to register under the Securities Act on Form S-3 for public sale. If the registration statement is not declared effective by the SEC within 180 days after the closing date, we will be obligated to pay, in cash as liquidated damages, each investor an amount equal to 2.0% of the aggregate investment amount of such investor.

In connection with the private placement transaction, we also entered into a make good escrow agreement with Honghai Zhang, our chairman and chief executive officer, the investors, the lead investor and Escrow, LLC, as escrow agent, pursuant to which the parties agreed to the establishment of an escrow account into which Mr. Zhang delivered certificates evidencing 1,250,000 shares of common stock, to be held for the benefit of the investors in the event that we do not meet certain financial performance thresholds for fiscal years 2010 and/or 2011. Under the make good escrow agreement, Mr. Zhang agreed that if (i) our earnings per share for 2010 is less than $2.00 per share or (ii) our earnings per share for 2011 is less than $2.80 per share, he would transfer to the investors, on a pro rata basis and within ten business days after the filing of our annual report on Form 10-K for the respective fiscal year, an aggregate number of shares equal to (1) $10,000,000/(actual 2010 earnings per share*5.36) - 925,928, for 2010, or (2) $10,000,000/(actual 2011 earnings per share*3.80) - 925,928, for 2011. If the earnings per share for 2010 is not less than $2.00 per share, then one-half of the shares held in escrow shall be released back to Mr. Zhang, and if the earnings per share for 2011 is no less than $2.80 per share for 2011, then the remaining half of the shares held in escrow shall be released to Mr. Zhang. The earnings per share thresholds and the relevant components of the make good formula are to be calculated on a fully diluted basis and include adjustments for any stock splits, stock combinations, stock dividends or similar transactions. If the number of shares of common stock required to be delivered to the investors by Mr. Zhang exceeds 1,250,000, then Mr. Zhang shall be required to promptly deposit into escrow an additional 750,000 shares of common stock. We met the financial performance threshold for 2010 and 625,000 shares were released to Mr. Zhang.

Acquisition of Fuyuan Installation

On July 1, 2010, Desheng Installation acquired 60% of the equity of Fuyuan Installation by contributing $0.4 million to Fuyuan Installation’s registered capital, representing 5.6% equity interest of the total registered capital, and purchasing 54.4% equity interest from prior stockholder for $8.9 million. Fuyuan Installation is located in the Shandong Province and engages in boiler installation, other boiler-related services, high pressure pipe installation and the installation of other equipment. In addition to serving customers in the same industry as we do, Fuyuan Installation also provides boiler installation services for the power generation industries.

Corporate Structure

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure:

Our Industry

Overview of the Chinese Boiler Industry

Boilers are closed pressure vessels in which water or other fluid is heated and circulated, either as hot water or as steam, for the generation of heat or power. According to the Chinese Industrial Boiler Industry Yearbook, boilers vary considerably in specifications and design. They can be classified and labeled in terms of the main features. According to the Chinese Industrial Boiler Industry Yearbook, some common classification criteria include application, furnace type, combustion technology and type of fuel intake. In terms of application, the two main groups are power plant boilers and industrial boilers. Power plant boilers are typically larger in size and steam capacity. Power plant boilers generate steam at a constant rate to power turbines for electricity production, while industrial boilers are tailored to meet the specific needs and constraints of varying industrial processes. In terms of combustion technology, the main groups are fixed or manual grate boilers, chain grate boilers, chamber combustion boilers, and CFB boilers. In terms of fuel intake, the main groups are coal fired boilers, oil fired boilers, gas fired boilers, biomass fired boilers and waste heat boilers.

In China, the boiler industry has been growing rapidly in the past decade due to government support for the construction of large energy-efficient power plants and government policies promoting energy conservation and emission reduction, according to an industry report. With the global trend favoring energy conservation and environmental protection, we expect ongoing decline in the use of traditional boilers with low thermal efficiency and the growth in the use of clean combustion technologies with emission reduction, flue gas desulphurization and coal gasification features. Clean combustion boilers such as CFB boilers, biomass fired boilers and waste heat boilers will become more and more popular compared with conventional boilers.

Industrial Boilers

Industrial boilers are closed pressure vessels that consume a specific type of fuel or fuel mix to heat water or generate steam for industrial heating and humidification applications. The boiler can be heated through the combustion of any type of fuel or fuel mix, such as coal, oil, natural gas, biomass or waste. According to the Chinese Industrial Boiler Industry Yearbook, coal fired industrial boilers are dominant in China, accounting for approximately 85% of all industrial boilers in the country, most of which are chain grate boilers with poor adaptability to different coal types. The average thermal efficiency of industrial boilers in China is typically 65%, which is 15% to 20% lower compared to developed nations with the same capacity and application. According to the Council of Industrial Boiler Owners, or CIBO, industrial boilers differ from power plant boilers in terms of steam capacity, application and design.

According to an industry report, the steam capacity of industrial boilers in China primarily ranges from one ton/hour to 100 tons/hour, compared to power plant boilers, which are much larger in size and are measured by megawatts of heat load. According to CIBO, power plant boilers are used exclusively for electricity generation. Industrial boilers, on the other hand, have markedly different purposes in different industries. Even at a single installation, the application of steam from an industrial boiler can vary dramatically, depending on peak or low seasons of business cycle, or the operating process underway and their demand for steam at a given moment.

According to CIBO, the possibility of such widely fluctuating demand for steam in most industrial processes also means that, the industrial boilers do not, in the great majority of cases, have an immense steam capacity as power plant boilers. For example, a brewer with a maximum steam requirement of 150 tons/hour will not choose a boiler with steam capacity to meet its maximum need due to cost consideration; it will install two industrial boilers of 75 tons/hour each to achieve the steam target at peak seasons but operate only one boiler to reduce operating costs during low seasons.

According to CIBO, individual industrial boiler design can vary greatly, depending on combustion technology, fuel mix, application and even the spatial configurations of the site. Power plant boilers, in contrast, have relatively uniform design and similar fuel combustion technologies.

Circulating Fluidized Bed Boilers

According to an industry report, CFB boiler technology was developed in the 1970s. It is a clean combustion technology characterized by high thermal efficiency and low pollution emission. It has a number of advantages over traditional grate boilers, such as wider adaptability of fuels, lower emission of sulphur dioxide and nitrogen dioxide, higher thermal efficiency of up to 90%, better load adjustment and lower carbon content in ash. It has become more widely used, especially in the past few years as a result of the global desire for energy conservation and environmental protection. According to an industry report, the cost of a CFB boiler is relatively expensive compared to conventional boilers with the same capacity. The selling price of a CFB boiler can be 50% or more than a chain grate boiler. On the other hand, due to its higher thermal efficiency, a CFB boiler uses less coal compared to a chain grate boiler with the same steam output. Based on industry experience and our calculation, the one-year cost reduction from the lower coal consumption resulting from the use of a CFB boiler is equivalent to the cost of the main components of a CFB boiler.

Boiler Installation Service

The performance of the installation service market correlates highly to that of the boiler manufacturing market. According to an industry report, installation fees for industrial boilers were approximately 30% of the cost of the respective boilers in 2009, so an industry report expects the size of the industrial boiler installation market is approximately 30% of the size of the industrial boiler manufacturing market. The installation service of CFB boilers are more expensive compared to conventional boilers due to technological complexity and higher selling price of the CFB boilers.

Based on our industry experience, the quality of installation service is critical to the life and the operating performance of a boiler. The thermal efficiency of a boiler is compromised if issues such as air distribution, load adjustment and water system are not handled properly. In China, low-quality installation is one of the main reasons for malfunctioning of boilers based on our industry experience. Because boiler installation and maintenance are technologically complex and related to the boiler installed, an increasing number of industrial boiler users are inclined to purchasing boiler installation and maintenance services from the boiler providers as well, according to an industry report.

License Requirements on Chinese Boiler Enterprises

Because boilers are special steam or heat-generating vessels operating under high or ultra-high pressure, the Chinese government places stringent supervision and regulation on the industry. According to the Supervision Administration Regulation for Manufacture of Boiler and Pressure Vessel, any enterprise in China that manufactures or installs boilers and pressure vessels must obtain a “Special Equipment License.”

We hold a Class A boiler manufacturing license and two Tier-one boiler installation licenses. According to an industry report, there were above 60 Class A enterprises among over 1,500 boilers manufacturers in China in 2009. As described in more detail under Item 1 “Business—PRC Government Regulations—License System in the Boiler Industry,” because Class A and Tier-one licenses generally do not impose any restrictions on the size of boilers that a licensee may handle, the licensee’s plants and equipment are subject to more stringent inspection and its employee experience is reviewed more rigorously.

Key Growth Drivers

China’s Rapid Economic Growth

China has experienced rapid economic development since the implementation of the open-door policy by the Chinese government. According to the National Bureau of Statistics of China, China’s GDP grew at a CAGR of 16.0% from 2004 to 2009. According to the World Bank, the Chinese economy is expected to grow at a CAGR of 8.4% from 2009 to 2014. Demand for industrial boilers and boiler-related services generally correlates with growth in the downstream industries and the Chinese economy as a whole. Because of the diversified downstream markets and customer base, the industrial boiler industry is less susceptible to the effects of any specific governmental industry policies or the fluctuations in the business cycle of any particular industry.

High Growth of the Downstream Verticals

CFB industrial boilers are widely used in a large number of industries, including, among others, chemicals, machinery, food and beverage, fabric printing and dyeing, paper and paper products, coal mining, pharmaceutical, and utilities. The manufacturing sector constitutes a large portion of the sales of industrial boilers. According to an industry report, the manufacturing sector in China has grown from $1,447 billion in 2004 to $2, 887 billion in 2009, representing a CAGR of 14.8%, and is expected to continue to grow at a CAGR of 9.9% from 2009 to 2014, reaching $4,635 billion in 2014. Because the manufacturing sector represents a major market downstream, we believe the growth in the manufacturing sector is expected to further increase the demand for industrial boilers.

CFB Boiler Demand

In 2009, CFB boilers accounted for 9.3% of the total demand for industrial boilers in terms of steam demand, compared with the much higher share of 38.9% for conventional chain grate boilers according to an industry report. As stated by the PRC government in its 11th Five-Year plan, small to medium coal fired boilers, including most of the chain grate boilers, are required to be replaced by CFB boilers or other clean combustion technologies.

Replacement of outdated industrial boilers will be another major growth potential. Industrial boilers in China can normally last 15 to 20 years. Based on data included in the Chinese Industrial Boiler Industry Yearbook, we estimate that industrial boilers with a total capacity of 820,000 tons/hour will have to be replaced between 2010 and 2020, which is equivalent to approximately 30 times the steam capacity sales of CFB boilers in 2009.

Increasing Government Support

With environmental concern becoming an increasingly important topic around the world, the Chinese government has set energy conservation targets and formulated policies accordingly to achieve the targets. The Chinese National Development and Reform Commission promulgated the “Middle and Long-Term Energy-Savings and Development Plan” which requires the average thermal efficiency of all existing boilers to increase to 70% to 80%. With higher thermal efficiency, CFB boilers help reduce the use of coal, which is a major source of carbon dioxide emissions, and meet the thermal efficiency enhancement targets.

Some other policies in favor of the use of CFB boilers include:

Replacement of coal fired boilers with CFB boilers. According to the 11th Five-Year Plan, existing small to medium coal fired boilers are required be replaced by CFB boiler or pulverized coal fired boilers in order to enhance thermal efficiency. The CFB technologies are promoted in small and medium cities as the main technologies to cogenerate heat, electricity and natural gas under the “Middle and Long-Term Energy-Savings and Development Plan.”

Improving coal fired boiler efficiency as a development priority. In the “Directory of Priority Development of High Tech Industries (2007)” jointly promulgated by the National Development and Reform Commission and the Ministry of Science and Ministry of Commence in January 2007, one priority for development is improving the efficiency of coal fired boilers and developing high efficiency combustion technologies. CFB boilers which are commonly coal fired can improve the thermal efficiency greatly compared to traditional coal fired boilers.

Promotion of CFB boilers and low thermal value fuel. In 2006 the National Development and Reform Commission of Ministry of Science promulgated the “China Energy Technology Policy,” which encourages the development and use of technologies that utilize low thermal energy fossil fuels, including CFB boiler technology.

Key Features and Future Trends

Coal as a Dominant Fuel

China has an abundant coal supply but suffers scarcity in other natural resources such as petroleum and natural gas. Therefore, coal becomes the major source of energy in China. According to an industry report, China consumed approximately 62 quadrillion BTUs (British Thermal Units) of coal in 2009, which accounted for approximately 70% of total energy consumption by source. But the burning of coal is a major source of carbon dioxide emission in China, accounting for around 70% to 80% of carbon dioxide and particulates emission according to the Chinese Industrial Boiler Industry Yearbook. In the foreseeable future, we believe coal will continue to be the dominant fuel in China. Considering energy security and cost efficiency, we believe an expedient solution for the Chinese boiler market is to develop and upgrade coal fired boilers with less pollutant emission, and that entails enormous market potential for CFB industrial boilers using various types of coal as fuels but producing fewer pollutants.

Growing Clean Technology

Due to the increasing concerns on pollution and energy conservation, we believe the use of clean combustion boilers are strongly encouraged. Clean technology boilers include, among others, CFB boilers, biomass fired boilers and waste heat boilers. Biomass fired boilers use available biological materials or wastes as fuel, while waste heat boilers generate steam by utilizing heat generated in an industrial process that otherwise would have been wasted. CFB boilers, biomass fired boilers and waste heat boilers are all experiencing robust growth over the past five years. According to an industry report, in terms of steam capacity, demands for biomass fired boilers and waste heat fired boilers are expected to grow at a CAGR of 16.5% and 12.7%, respectively, from 2009 to 2014.

Integrated Total Solutions Provider Model

We are one of a small number of Class A boiler enterprises that currently provide both boiler manufacturing and installation services. Based on our industry experience, one advantage of providing a comprehensive set of services is that installation quality can be enhanced at a lower cost because an enterprise’s in-house installation team will become more familiar with its own products. Our industry experience shows that low-quality installation is one of the main reasons for malfunctioning boilers in China. Being a total solutions provider of both manufacturing and installation services helps avoid any boiler installation and operation problem.

Another advantage is that customers can solve their boiler problems in a more timely and cost-effective manner. Based on our industry experience, when a boiler malfunctions, customers are usually unable to identify the root cause. They are unable to determine whether the problems arise from the manufacturing process, installation process or other auxiliary parts. An integrated solutions provider can help customers identify the problems and solve the problems more cost-effectively. Customers are, therefore, willing to pay a premium for more comprehensive solutions and services. The integration of manufacturing and installation of boilers leads to a win-win situation for both customers and boiler enterprises. Based on international experience, we believe an integrated total solutions provider model is the global trend and will lead to the rise of larger leading boiler enterprises in China.

Continued Industry Consolidation

The boiler market is highly fragmented with most companies in the industry being small to medium-sized boiler manufacturers. We expect there to be consolidation in the boiler market and believe the fragmented industrial boiler market, together with expected industry consolidation, will offer good opportunities for bigger players to gain market share through acquisitions.

Our Strategy

Our goal is to maintain our market leading position and become the largest integrated solution provider of clean combustion industrial boilers in China. To achieve this goal, we intend to leverage our existing strengths and pursue the following strategies:

Explore acquisition opportunities for horizontal integration

The market for industrial boilers in China is very fragmented. We are exploring opportunities to gain market share in this fragmented market through acquiring entities specializing in advanced clean combustion technology and with a reputable customer base. We have been actively implementing acquisition screening and intelligence, and in discussion with a narrow list of companies with annual steam capacities ranging from 5,000 tons/hour to 7,000 tons/hour. We believe horizontal integration will enable us to strengthen our clean technology, increase our production capacity, expand our distribution channels and customer base, and realize economies of scale. Our management is well positioned to implement our consolidation strategy by leveraging their deep understanding of the Chinese boiler market and their Fuyuan Installation acquisition experience. We believe our strong brand name and integrated business model will assist in our integration of the newly-acquired entities.

Further strengthen our position as a total solutions provider

We believe, based on global experience, that being a total solutions provider is a more effective business model and the industry favors the development of large, integrated boiler enterprises. As a leading CFB boiler manufacturer and one of the few total solutions providers in the industrial boiler industry of China, we plan to leverage our early mover advantages in this business model to further strengthen our market position in the industrial boiler industry. Our installation and services business offers better gross profit margin than our manufacturing business. To increase our profitability, we will seek to continue to expand our installation business by broadening the scope of value-added services. Boiler room design and boiler operation support, two new value-added services introduced in 2009, were well received by the market; we intend to leverage such experience in introducing other new services. We also intend to strengthen our capability in offering installation and ancillary services through acquisitions. For instance, our acquisition of Fuyuan Installation has expanded the scope of our installation business from the installation of CFB boilers to the installation of various types of industrial and power plant boilers as well as pressure pipes, heating systems and other equipment. We intend to further integrate the installation capabilities of Desheng Installation and Fuyuan Installation to enhance efficiency and improve economy of scale. We will also explore opportunities for cross-selling our products and services between the two business segments.

Increase our production capacity through expansion of workshops

In addition to exploring acquisition opportunities for horizontal integration, we will seek to increase our scale of operations through constructing new facilities. We will seek to build new manufacturing and ancillary workshops and upgrade our outdated equipment in order to enhance operating efficiency and thus increase our production capacity. We are in the process of establishing eight new manufacturing and service workshops with a gross floor area of approximately 15,000 square meters to assist the manufacturing of boilers with a higher steam capacity or larger size, three of which have been completed and the remainder of which we expect to be completed by the end of the second quarter of 2011. These new workshops will allow us to enhance our quality control and operating efficiency, reduce our manufacturing cost, and to meet the increasing demands for boilers with larger steam capacity. We spent $1.5 million to purchase equipment in 2010 and plan to spend an additional $4.5 million in 2011. We expect that this will increase our production capacity by approximately 1,000 steam tons by the end of first quarter of 2011 and another 1,500 steam tons by the end of fourth quarter of 2011.

Further strengthen our sales and marketing efforts

We plan to increase our sales, marketing and branding activities for our CFB boilers as well as to increase industry awareness of CFB combustion technology as an environmentally friendly alternative to traditional combustion process. We plan to establish sales offices and increase the headcount of our sales force to expand our marketing coverage to most geographical regions in China. In addition to our internal sales force, we have 50 customer finders and five distributors to identify potential customers for us. Because demands in the industrial boiler industry are scattered across many different end markets and vary significantly during the year, it is more cost-efficient to outsource the information collection tasks to minimize the overhead of a large internal sales team. In light of this, we intend to strengthen our buyer information collection team by increasing the number of customer finders and distributors in order to gather more information about potential buyers. We also intend to enhance our distributor platform and leverage the cross-selling opportunity between the two businesses. For branding strategies, we intend to continue building our brand name through servicing our existing customers because we consider word-of-mouth as one of the most effective marketing techniques. And we intend to maintain a good relationship with government regulatory entities and industrial associations because we believe such affiliations will inspire consumer confidence. Moreover, we plan to organize more technology training sessions and promotion seminars where our senior engineers provide customers with introductory knowledge on boiler technology and processes, and thus try to generate new demand for our products from these activities.

Introduce products responsive to the needs of customers

We intend to strengthen our research and development capabilities to develop new products catered to the needs of our customers, such as waste heat boilers for use in the chemicals, cement and steel industries; biomass fired boilers for use in the fertilizer industry; hot water boilers with higher steam capacity for residential uses; and non-standard boilers (e.g. 65 tons/hour) for specialty industrial uses. We have eight innovation projects in progress, focusing on the development of specific products or clean technologies, the enhancement of fuel combustion efficiency; the improvement of component performance; and changes in boiler design to reduce operating costs.

Our Technology

The CFB Process

CFB technology uses fluidization technology to mix and circulate fuel particles with incombustible limestone as they burn in a low-temperature combustion process. Unlike conventional steam generators that burn the fuel in a massive high-temperature flame, CFB technology does not have burners or a flame within its furnace. The fuel and limestone particles are recycled over and over back to the process, which results in high efficiency for burning the fuel, capturing pollutants, and transferring the heat energy of fuel mixes into high-quality steam or heat. The following illustrates how our CFB boilers work.

Fluidized Bed

At the bottom of the boiler furnace is a bed made of inert material. This bed is where the coal or fuel is spread. Air supply is forced into the boiler through a air nozzle at the bottom of the bed at high pressure. The upward blowing air lifts the coal or other fuel particles from the bed and keeps them in suspension. The fuel combustion takes place in this suspended condition.

The specially designed air nozzle at the bottom of the bed allows air to flow without clogging. Primary air fans provide the preheated fluidizing air. Secondary air fans provide pre-heated combustion air. Nozzles in the furnace walls at various levels distribute the combustion air in the furnace.

Circulation

Fine particles of partly burned coal are carried along with the flue gases to the upper areas of the furnace and then into a cyclone. In the cyclone the heavier particles separate from the gas and fall into the hopper of the cyclone, where they are returned to the furnace for recirculation, while the hot gas passes to the heat transfer and exits the boiler.

Flue gas

Flue gas with high temperature will heat other parts of the boiler, namely the membrane wall of the furnace, which is filled with water, and water is converted into energy in the form of steam. Flue gas can also pass energy to heat the air that will enter the furnace.

Advantages of CFB Boilers

High thermal efficiency. During the CFB process, the fuel and limestone particles are recycled over and over back to the process, which results in high efficiency for fuel burning, The heat efficiency of a CFB boiler averages 86% to 90%, while a conventional boiler, such as a chain grate boiler, averages 65% in China. CFB boilers are more energy-efficient and are used to replace conventional boilers to enhance overall thermal efficiency of boilers.

Environmental Benefits. Unlike conventional boilers, the CFB boilers capture and control harmful pollutants during the burning process and do not need to rely on add-on pollution control equipment. The recycled limestone captures the sulphur dioxide as they are formed, while the low burning temperature minimizes the formation of nitrogen dioxide. The CFB technology can remove 90% to 95% of sulphur dioxide and emit nitrogen dioxide less than 100 parts per million during the combustion process. The resulting calcium-sulfate-based ashes from the furnace are chemically stable and can be easily disposed. These ashes can also be used as raw material for cement manufacturing, soil stabilization, concrete blocks, road base, and structural fills. Carbon and hydrocarbon emissions in the CFB boiler are also well controlled. Thus, unlike conventional coal fired boilers, CFB technology does not need to add post combustion cleaning equipment, such as wet or dry flue gas desulphurization systems and selective catalytic reduction systems.

Fuel Flexibility. Due to the vigorous mixing, long burning time, and low temperature of the combustion process, CFB boilers are fuel flexible, which means they can accommodates a wide range of fuels, such as coal, waste coal, anthracite, lignite, petroleum coke and agricultural waste with low thermal value, high moisture content, and high ash content. Such fuel flexibility provides the ability to use substitute fuels where uncertainty of supply exists and fuel economy is an issue. Our CFB boilers can handle coal, soft coal, lignite, anthracite, gangue, hay, grain hulls, straws, lees, sewage gas, sewage sludge and wood dust. This ability to burn virtually any combustible materials greatly surpasses the fuel limitation of conventional combustion processes.

Good performance of load adjustments. CFB boilers are also versatile in terms of load adjustment, which is advantageous since load changes are frequent in boiler operation. Combustion efficiency and thermal efficiency will decrease when the load is less than 70% in other types of boilers; however, the load range for CFB boilers can be adjusted from 30% to 110% while generally maintaining its high efficiency.

Our Products and Services

We operate two business segments: (i) manufacturing and (ii) installation and services. Revenues generated by the two business segments in the years ended December 31, 2008, 2009 and 2010 are:

	Year Ended December 31,
	2008	2009	2010
Manufacturing	$37,056,802	$43,807,236	$57,742,698
Installation and Services	17,350,233	27,167,755	50,761,575

Manufacturing

The boilers that we design, develop, manufacture and sell are CFB industrial boilers. Our boilers are used to provide steam or heat to a wide variety of industries, including chemicals, machinery, food and beverage, printing and dyeing, paper and paper products, pharmaceuticals, coal mining, and utilities. Currently, we have a production capacity of approximately 6,500 steam tons. We have developed 143 models of CFB boilers in 12 series (with the following steam capacities in tons per hour): 4 tons/hour, 6 tons/hour, 10 tons/hour, 15 tons/hour, 20 tons/hour, 25 tons/hour, 30 tons/hour, 35 tons/hour, 40 tons/hour, 45 tons/hour, 50 tons/hour and 75 tons/hour. Our widespread of product offerings can meet the majority of industrial needs for heat or steam generating purpose.

The larger the amount of steam produced in an hour, the more heat the boiler will produce. Different users require boilers of different steam-producing capacities, depending on use and application. For example, a customer in the chemical engineering industry that produces chemicals whose ingredients react under higher heat will generally require a heavier duty boiler (i.e., a boiler with higher steam capacity) than a customer in the same industry that produces chemicals whose ingredients react under lower heat.

The following table sets forth our operating metrics of industrial boilers for the periods indicated:

	Year Ended December 31,
	2008	2009	2010
Total Production of Steam Tons	3,726	4,023	4,861
Total Sales of Units	147	141	171
Average Steam Tons Per Unit	25.3	28.5	28.4

Installation and Services

As a total solutions provider, we also provide boiler installation services, performance enhancement services, such as testing, desulphurization, denitrification and coating, and design and maintenance services, such as boiler room planning and operational supports, as well as other installation and maintenance services for pressure pipes, heating systems and other equipment. Desheng Installation primarily serves customers that have purchased our CFB boilers, while Fuyuan Installation primarily installs various types of boilers made by other boiler manufacturers and installs pressure pipes for customers in the power generation industry. Fuyuan Installation has the capability to install boilers for power plants, which are larger in steam capacities and require different technical skill sets to install. Desheng Installation has 13 project teams with more than 400 technicians, including part-time personnel, to serve our customers. Fuyuan Installation has 40 project teams with approximately 1,200 technicians, including part-time personnel.

Our Business Processes

The operating flow for our business model is illustrated below. The operating flow for Fuyuan Installation is the same as it is for Desheng Boiler.

Purchase Order
Model Selection
Customization
Purchase Plant
Quality Control
Initial Processing
Pipe Maintenance
Polish
Trunk Maintenance
Warehouse
Boiler Manufacture
Transport
On-site Installation and Testing
Maintenance and Other Support Services
Boiler Room Design
Boiler Operation Service
Boiler Installation

Model Selection, Design and Customization

After receiving an order, we meet with the customer to better understand its products and target consumer market. If an existing model will satisfy the customer’s requirements, we assist them in selecting the proper product from our existing model line. If a new model is required, we will collaborate with that customer to design boilers that are suitable for their specific purposes.

Boiler Manufacturing

After a customer has signed a definitive purchase agreement with us, we procure the raw materials and start manufacturing the boiler.

Initial Processing. Raw materials are initially processed by a flame cutting machine that cuts raw materials into desired shapes. We then use a lathe and drill to process trunks and accessories. The next step is to use a welding machine and pipe bender to turn steel pipes into water-cool wall pipes, super heaters and economizers. We conduct various tests to confirm that the components meet the relevant specifications.

Trunk Manufacturing. Trunks refer to drums, fluidized beds, and steel frames. After steel plate tests to make sure the steel plate meets the customer’s specification and other, required standards, we use a welding machine to assemble drums, fluidized bed, and steel frames. The trunks undergo a defect detection process, namely a hydrostatic test, a test that uses water pressure to check for leakage from cracks in the trunk or other defect, and several other testing procedures to ensure operating stability.

Every single pipe and core component of each boiler must go through a quality control process, is conducted by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC, a government authority that is in charge of supervising the quality of boiler products. In addition, as described above, we conduct various tests during the manufacturing process. After passing the quality control process, pipes and trunks are stored in our warehouse.

Boiler Room Design

If a customer employs our boiler room design service, we will visit the client’s plant and assist the client in choosing an appropriate location in the client’s plant to install the boiler and assist in the design of boiler room layout. If we are installing large and complex boilers, e.g., Fuyuan Installation installs power station boilers from time to time, we assist our customers in planning and preparing the installation site to ensure minimize work interruption.

On-Site Installation and Testing

All components are then transported from the warehouse to a customer’s location and installed on-site. We provide on-site technical guidance, including construction of the furnace wall and operational testing for the customer.

Maintenance and Other Support Services

We also offer our customer regular maintenance, repair and other support services, including desulphurization, denitrification, and coating, to help improve boiler operations. See also “—Sales and Marketing—After-Sales Customer Service” below.

Raw Materials and Suppliers

Raw Materials for our Manufacturing Business

The key raw materials used in the manufacture of our CFB boilers are steel plates and steel pipes. We purchase our raw materials from pre-selected suppliers after their evaluation by our purchasing, production and quality assurance departments based on stringent selection criteria such as price, quality of raw materials and services, track record, financial condition and market reputation. We generally require that our steel pipe and steel plate suppliers be ISO-9001 certified.

The price of our principal raw materials, steel plates and steel pipes, depend on the price of steel. Steel is a commodity whose price depends on world economic conditions and global demand. We keep a small inventory of steel plates and steel pipes. Generally, after the specifications of the selected model have been determined, we enter into the definitive contract with the customer, specifying the price. Then we procure the steel plates and pipes for the model. By keeping the time between signing purchase contracts with customers and procurement of steel plates and pipes, we have been able to reduce our susceptibility to price swings in steel and generally have been able to pass a substantial part of price increase to our customers. On the other hand, we generally do not benefit too much from price decrease in steel, especially on orders won by bidding as we have to price our boilers competitively in view of other bidders.

Raw Materials for our Installation and Services Business

Anti-flammable materials put into the burning tanks of boilers and the materials to connect different parts of boilers are the main raw materials used by the installation and services business. Fuyuan Installation’s boiler installation business has a similar cost structure. Our pressure pipe installation business and other equipment installation services conducted by Fuyuan Installation generally requires much less raw materials.

Our Suppliers

Our top ten suppliers collectively represented 64.6% and 50.0% of our total purchase in 2009 and 2010, respectively. Only two steel plate and steel pipe suppliers, Henan Yushang Industry Co., Ltd. and Anyang Iron & Steel Co., Ltd., each accounted for more than 10% of our total purchase in 2009 and 2010. Henan Yushang Industry Co., Ltd. and Anyang Iron & Steel Co., Ltd. represented 16.3% and 11.0% of our total purchases in 2009, respectively, and 11.1% and 5.1% in 2010, respectively. We strive to decrease the percentage we purchase from our largest suppliers and diversify our supplier base. Because there are many suppliers of steel plates and steel pipes in China, if some largest suppliers ceased supplying raw materials to us, we believe we would be able to source our raw materials from other suppliers at comparable prices. For our installation and services business, our main raw materials are installation materials and anti-flammable materials. None of our suppliers for these products accounted for more than 10% of procurement for such raw materials in 2010.

Supply Contracts and Procurement Policies

We normally enter into purchase agreements with our suppliers on an annual basis. In our purchase agreements, we will estimate an annual purchase amount, but the actual payment will be made according to the actual purchase orders during the year. Generally, the payment terms include a 30% down payment upon placing the purchase order, a 60% payment upon receipt and quality check for the raw materials provided and the remaining 10% is paid 15 days following procurement.

Our Customers

Our CFB boilers are used by a wide variety of customers in a number of different industries, including chemicals, machinery, food and beverage, printing and dyeing, paper and paper products, pharmaceuticals, coal mining, and utilities.

We have a diverse customer base. None of our customers account for more than 5% of our revenue in 2009 and 2010. The top ten customers collectively accounted for 19.0% and 14.2% in 2009 and 2010, respectively.

The table below shows the breakdown of our revenues by industry for the periods indicated:
	Year Ended December 31,
	2008	2009	2010
Chemicals	20.8%	17.5%	17.5%
Machinery	13.7%	16.9%	15.8%
Fabric Printing and dyeing	17.0%	7.1%	14.2%
Paper and Paper Products	6.0%	7.1%	13.1%
Food and Beverage	14.6%	11.4%	8.0%
Pharmaceutical	4.6%	6.0%	7.9%
Utilities	1.5%	2.2%	4.7%
Coal Mining	0.5%	6.1%	3.4%
Others	7.0%	9.5%	7.1%
Distributors	14.3%	16.3%	8.3%
Total	100.0%	100.0%	100.0%

We generally require our boiler customers to pay us 30% of the price of the boilers upon execution of the purchase contract. The customer will pay another 40% to 50% upon delivery and another 10% to 15% after water press testing, installation and operating testing. The balance amount of 5% to 10% of the price is deferred to guarantee our obligation during the warranty period, which is generally one year to one and one half years. Customers are generally responsible for payment of the transportation cost in accordance with their agreement with their selected carriers. We have not experienced material warranty claims to date.

We enter into separate installation contracts with each installation customer, including a customer that has purchased our CFB boiler. We charge our customers an installation fee, which is based on the size of and the technical complexity of the boiler to be installed. For boilers purchased from us and installed by us, we do not charge a separate fee for testing. For desulphurization, denitrification, coating repair, and other maintenance-related services, we generally charge a service fee. The service fee and payment terms are based on negotiation with each customer, but generally we require our customers to pay 30% to 35% upon signing of the service contract or upon commencement of installation. Another 55% to 65% will be due when installation is completed. The balance of 5% to 10% is paid at the end of the warranty period, which is usually one year after installation.

Backlog

At December 31, 2010, we had a backlog of unfilled customer orders of $14 million and $25 million for boiler manufacturing and boiler installation, respectively. We expect the majority of the backlog for boiler manufacturing at December 31, 2010 will be filled in the three months ending March 31, 2011 and the majority of the boiler installation backlog will be filled by June 30, 2011. Backlog can be significantly affected by the timing of orders, and the amount of backlog at December 31, 2010 may not be indicative of future backlog levels or the rate at which backlog will be recognized as revenues.

Sales and Marketing

Sales

We obtain our customer orders mainly through four channels:

  Bidding process — Before submitting documents, we try to collect as much information about the potential customer and its boiler needs as we can. The success of a bid hinges on many factors, including product quality, brand name, service, price and even relationship with the specific customers.

  Customer referral — Before purchasing an industrial boiler, some users seek other boiler users’ input. Our customers have been satisfied with the quality of our boilers and our after sales service and often they recommend us to potential users that seek their advice.

  Marketing activities — We also generate some business from our hosting or attendance from time to time of industrial seminars or events and from advertisements in trade magazines or through other media. We also maintain regular contacts with local environmental bureau, quality and technical supervision bureau, industrial associations, as well as local installation or maintenance companies to collect market intelligence

  Return Business — Frequent return customers for industrial boilers are rare because industrial boilers are designed for use over approximately 15 years, or longer in some cases. We may get a return customer when, for example, a previous customer expands its production capacity in another location and purchases a boiler for a new production facility. Some prior customers do, however, return to us for operating, repair and maintenance services.

We have six sales divisions leading regional sales teams of approximately 15 members for each and covering all over China. Our sales managers travel frequently to the assigned region to visit customers and develop potential relationships. The sales manager of a region will assign a sub area within the region for each sales staff member to cover. The sales staff must take the requisite number of business trips in their respective area of coverage every month to visit existing and potential customers. The sales staff also visits local boiler installers and maintains regular contact with staff of local inspection bureaus, who can provide valuable market intelligence and can refer business to us. We pay our sales personnel, other than the sales managers, sales commission based on a certain percentage of their realized sales.

Other than our internal sales force, we currently have 50 customer finders and five distributors to source potential customers for us. External information collection is essential to our industry as demands for boilers spreads in a wide range of end markets and varies in peak and low seasons. We believe it is cost efficient to outsource information collection without keeping a large internal sales team. We intend to strengthen our information collection team by doubling the headcounts to collect, sort and analyze information concerning potential customers. We also intend to enhance our distributor platform and leverage cross selling from installation business to further increase the sales of our CFB boilers.

Branding

For marketing and branding, we advertise in various industry magazines and billboards. We also leverage the word-of-mouth from our existing customers and the strong relationship with the government regulatory entities and industrial associations, which we believe will give us the ability to market our products and services to prospective customers more effectively. Our sales teams are required to maintain regular contacts with local environmental bureau and quality and technical supervision bureau and to maintain good relationship with local installation or maintenance companies to collect market intelligence. We participate in exhibits or hold boiler seminars to introduce our products. We held a seminar in Suzhou in the first half of 2010 and we held another one in Chengdu in October 2010. In such exhibits or conferences, we arrange our senior engineers to provide technology and process introduction as well as sample case promotion.

After-Sales Customer Service

We offer pre-sales technical guidance that includes model selection and layout design. Our full service installation and on-site technical guidance include construction of the furnace wall and testing service (in the event a customer elects self-installation, we also provide this service). We provide on-site training to customers until they can operate their equipment independently.

We organize two free training sessions each year for our customers, and seek their feedback and suggestions. Customer service is available to our customers 24 hours a day throughout the year, and we can usually arrive at a customer site in most locations within each of our six sales regions within 48 hours upon request. In addition to traditional customer service, we also provide services to upgrade a customer’s boiler system.

Our customer service staff is composed of professional designers with more than five years of industry experience. In addition, we have three experienced technicians capable of resolving customer’s issues by telephone. We maintain customer profiles in our customer service center and follow the operating conditions of the boilers we sell to customers.

We have established a database of qualified carriers for our products and equipment. Carrier selection takes into account an assessment of the adequacy of the carrier’s vehicles, insurance, compensation and service ability, as well as price competitiveness. We maintain a detailed record of each carrier for future reference.

Research and Development

Research and development is one of the key factors that has helped us maintain our competitive strengths and leading position in the industry. Our in-house research and development team has 27 engineers, including five senior engineers, to design, research and develop boilers that meet the requirements of our customers. To ensure we remain at the forefront of CFB technology, we also collaborate with select academic institutions in China on research and development projects. Such academic institutions include, among others, Harbin Institute of Technology and North China University of Water Resources and Electric Power. We have a cooperation agreement with Harbin Institute of Technology to train graduate students in their master of engineering program. Under such agreement we have the priority to commercialize any research achievements from the program free of charge. We also have collaborative arrangements with North China University of Water Resources and Electric Power as their applied research center. This institution provides technical expertise for research projects and the necessary trainings of our employees, while we provide the manufacturing facility for those projects. We have the right to commercialize any products and technology developed through these collaborative projects.

Our research and development team also helps us design and manufacture boilers that meet customer specific demands and requirements, including such demands and requirements with respect to pressure, temperature, type of fuel mix and ancillary equipment. For example, in one research project, we successfully adjusted the key processing equipment in our boilers so that coal with lower thermal energy, which is more difficult to burn, can be separated, recycled and burnt. This project helped us secure four new contracts in northeast China, where low-quality coals are abundant. In some other research projects, we successfully developed innovative ways of using industrial waste or by-products of specific industrial processes as combustion fuel, which help to diversify the type and mix of fuel intake, increase the performance and reduce pollutant emissions of our boilers and lower the operating cost of our customers. For example, our boilers have successfully combust grain hulls and straws as mixed fuels for use in the pharmaceutical industry, sewage gas for the alcohol manufacturing industry, waste gas for the printing and dyeing industry, and sewage sludge and wood dust for the laundry industry.

We have expended more effort and resources on research and development activities in recent years. Our research and development costs were $295,672, $326,446 and $390,466 for the years ended December 31, 2008, 2009 and 2010, respectively. Since 2007, we have completed 31 innovation projects, introducing 46 new boiler models, a result of our strong research and development capabilities. In order to maintain our competitiveness, we will continue to strengthen our research and development capabilities through staff training, equipment upgrade and collaborations with academic and research institutions. We will focus our efforts on the expansion of our product portfolio to meet the changing needs of our customers and the growing demand for energy efficient boilers. The on-demand new products include waste heat boilers for use in chemicals, cement and steel industries, biomass fired boilers for fertilizer industry, hot water boiler with higher steam capacity for use in residential heat generating, and non-standard boilers (for example, 65 tons/hour) for specialty industrial use. Moreover, our future innovation projects will focus on: (1) developing new products or clean technologies to meet emerging market demands; (2) further improving the fuel combustion efficiency of our boilers; (3) improving operational performance of key equipment of our boilers; and (4) improving the design to reduce operating cost.

Competition

As boilers can be applied to many different industrial processes, boiler manufacturers are also classified into different types and compete differently. First of all, power plant boilers are much larger in size than industrial boilers and generally do not require customization. Consequently, the machines used to manufacture these two types of boilers and the skill sets of the respective manufacturing and other technical personnel involved in the manufacturing process are not interchangeable. It is not economically feasible for a power plant boiler manufacturer to enter into industrial boiler sector or for an industrial boiler manufacturer to enter the power plant boiler sector. Further, industrial boilers do not in general compete with highly specialized boilers, such as waste heat boilers and steam locomotives.

Boiler manufacturers in China are categorized into four classes namely A, B, C and D according to the licenses they possess. Competitions primarily occur among manufacturers belonging to the same class. In addition, the senior class players have the ability to squeeze out the junior class players, as the demand is trending to boilers with larger steam capacities.

However, CFB boiler, chain grain boiler and fixed or manual grate boilers are predominantly coal fired boilers that compete with each other. Therefore, our competitors are primarily Class A industrial boiler manufacturers that produce coal fired boilers. There were over 60 Class A boiler enterprises in 2009. Despite fierce competition, we rank as one of the top ten most competitive boiler manufacturers of China in 2010 according to CMMC. We face limited competition from international competitors as most coal fired industrial boiler technologies can be domestically produced at lower costs. The global boiler players generally focus on high-end segments, including gas or oil fired boilers, which are less used in industrial process due to higher selling price and fuel cost.

We are one of the few boiler enterprises that provide boiler manufacturing as well as installation service. We have a competitive edge over many boiler companies that do not provide total solutions for boiler users. National energy policies that favor clean combustion technology boilers over conventional boiler technology will make it more difficult for conventional boilers without clean technology capability more difficult to compete. More and more boiler users will focus on clean technology or energy efficient boilers such as CFB boilers, waste heat boilers and boilers with large capacity. The industry will inevitably move towards consolidation resulting in one or two leading enterprises which will set the industry standard and the price. We believe we are well positioned to capitalize on the continued growth in the economy and the fragmentation in the boiler industry. For more information about risks relating to our competitions, see Item 1A “Risk Factors—Risks Related to Our Business—Our industry is very competitive in China.”

Our Employees

We employed 1,470 full-time employees as of December 31, 2010, including full-time employees of Desheng Boiler, Desheng Installation and our majority-owned subsidiary, Fuyuan Installation. The following table sets forth the number of employees by function:

Function	Number of Employees
Manufacturing	621
Research, Development and Engineering	341
Sales and Marketing	230
Management, Human Resources & Administration	246
Accounting	32
Total	1,470

As required by applicable PRC law, we enter into employment contracts with all of our officers, managers and employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any significant disputes or any difficulty in recruiting staff for our operations. Our employees in China participate in a state pension scheme organized by PRC municipal and provincial governments.

In addition, we are required by PRC law to cover employees in China with various types of social insurance, and we believe that we are in material compliance with relevant PRC laws. Desheng Boiler and Desheng Installation have a joint union. While membership in the union is not compulsory, all of our employees are members of this union. We are responsible for payment of an annual union fee for each employee-member equal to 2% of the employee-member’s annual salary.

Intellectual Property

Trademarks

Desheng Boiler has five trademarks registered with the China Intellectual Property Office, each valid from April 7, 2008 through April 6, 2018.

Patents

Desheng Boiler has no patents registered under its name. However, it entered into a patent licensing agreement with Harbin Institute of Technology on April 2, 2008, relating to the Institute’s “Horizontal tilted rotate fluidized bed desulphurization reactor,” an invention patent with a term of validity until January 19, 2026. Pursuant to the patent license agreement, Desheng Boiler has the exclusive right to practice that invention patent during the period from April 2, 2008 to April 2, 2023, for a consideration of RMB 50,000 (approximately $7,317). The patented technology helps to improve desulphurization levels and thus helps make our boilers more environmentally friendly. The license agreement has been filed with the State Intellectual Property Office of the PRC.

Technical Know-How

Through our accumulated experience and research and development activities, we have acquired technical know-how that we consider proprietary. We evaluate such technical know-how from time to time and may apply for patent or copyright protection if appropriate or protect our proprietary interests in such technical know-how as trade secrets.

Our Licenses and Qualifications

Boilers are special industrial pressure vessels, producing heat or steam and operating under high or ultra-high pressure, hence, the Chinese government places stringent supervision and regulation on the industry and only licensed companies can manufacture or install certified categories of boilers. We have listed the material licenses we have that are necessary for our manufacturing and installation and services businesses, together with our quality management systems qualifications, in the table below:

Holder	License/Qualification	Scope	Expiration Date
Desheng Boiler/Desheng Installation	Design License	D1, D2 pressure vessels	October 24, 2011
Desheng Boiler	Manufacturing License	Class A boilers	December 23, 2011
Desheng Installation	Installation, Alteration,	Tier-1 boilers with rated	January 15, 2012
	Repair & Maintenance	pressure 9.8 Mpa and steam
capacity 240 tons/hour
Desheng Boiler/Desheng Installation	ISO 9001		July 29, 2011
Fuyuan Installation	Installation, Alteration,	Tier-1 boilers	November 13, 2013
Repair & Maintenance
Fuyuan Installation	Installation	GB1 GB2 GC1 GD1 pressure	March 15, 2014
pipes(1)
Fuyuan Installation	National Construction
Qualification AAA
Fuyuan Installation	ISO 9001		October 30, 2011
Fuyuan Installation	ISO 14001		October 30, 2011
Fuyuan Installation	GB/T28001		October 30, 2011

(1)

GB refers to public pipelines, categorized as GB1 for gas pipelines and GB2 for thermal/heating pipelines. GC refers to industrial pipelines and pipelines fall within the category of GC1 include (i) pipes for transmission of extremely or highly dangerous or poisonous gas or fluid, (ii) pipes for transmission of combustible or poisonous fluid with a designed pressure of no lower than 4.0 Mpa, and (iii) pipes with a designed pressure no lower than 10.0Mpa. GD refers to power pipelines and GD1 refers to pipelines with a designed pressure of no lower than 6.3 Mpa and designed temperature of no lower than 400.

Pursuant to the relevant PRC laws and regulations, in order to maintain our licenses and permits in relation to the manufacturing or installation of certified categories of boilers, we are required to, among other things, (1) carry out manufacturing or installation activities in accordance with relevant safety-related technical requirements, (2) conduct regular and routine maintenance and self-inspection of special equipment, and (3) undergo thorough inspections and eliminate all hidden dangers in cases of breakdown or error, before putting affected equipment into service again. Failure to fulfill any of such requirements may cause our licenses to be revoked prior to the expiration period.

PRC Government Regulations

Because our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.

Industrial Policies and Regulations relevant to the Boiler Industry

In the “Directory of Priority Development of High Tech Industries (2007)” jointly promulgated by the National Development and Reform Commission, Ministry of Science and Technology and Ministry of Commence in January 2007, improving efficiency of coal fired boiler and development for combustion technologies with high efficiency have been listed as priority for development.

According to the Outline of the Eleventh Five-Year Plan for National Economic and Social Development promulgated on March 14, 2006, China’s priority in respect of revitalizing the equipment manufacturing industry is on large-scale efficient and clean power generation equipment, which includes CFB boilers manufactured by us. According to the Eleventh Five-Year plan, existing small to medium coal fired boilers are to be replaced with CFB boiler or pulverized coal fired boiler to enhance thermal efficiency.

In 2006 the National Development and Reform Commission and Ministry of Science and Technology promulgated the “China Energy Technology Policy,” which stated that utilization of low calorific value of fossil fuel technologies and CFB industrial boilers are encouraged.

According to the “Middle and Long-Term Energy-Savings and Development Plan” promulgated by the National Development and Reform Commission in November 2004, the CFB technologies are promoted in small and medium cities as the main technologies to cogenerate heat, electricity and natural gas.

On July 12, 2002, the General Administration of Quality Supervision, Inspection and Quarantine promulgated the Supervision Administration Regulation for Manufacture of Boiler and Pressure Vessel. According to this Regulation, any enterprise in China, which manufactures boiler and pressure vessel, needs to obtain a Manufacturing Permit for Boiler and Pressure Vessel (now called “Special Equipment License”). See “—License System in the Boiler Industry” below.

The State Council issued the Regulations on Safety Supervision of Special Equipment effective from June 1, 2003 and further amended on January 24, 2009 to regulate the manufacturing, installation, inspection and supervision of special equipment including boiler and pressure vessel. In addition to stipulating that manufacturers of special equipment, including boilers and pressure vessels, to obtain a Special Equipment License, the Regulations require that the production process as well as the installation, alteration, material repair process be inspected by an inspection institute approved by the General Administration of Quality Supervision, Inspection and Quarantine in accordance with the safety and technical requirements. Special equipment, including boilers and pressure vessels, made by a manufacturer that has failed to pass the inspection may not be sold or used.

On July 1, 2003, the General Administration of Quality Supervision, Inspection and Quarantine promulgated the Boiler Pressure Vessel Manufacturing License Conditions. The Regulations list the requirements in three aspects of boiler and pressure vessel manufacturers, namely resource condition requirements, quality management system requirements and product safety and quality requirements. It also requires that boiler and pressure vessel manufacturers establish appropriate quality management system and ensure the system’s continuing and effective operation. A manufacturer that desires to continue to produce boilers and pressure vessels must prove its ability to control its quality management system, and have the ability to complete the production of the main body of the boiler and pressure vessel independently.

License System in the Boiler Industry

As a condition for issuance of the Special Equipment Permit, the Regulations on Safety Supervision of Special Equipment requires that the production process as well as the installation, alteration, material repair process be inspected, by an inspection institute approved by the General Administration of Quality Supervision, Inspection and Quarantine, for compliance with the safety and technical requirements.

The manufacturing license is issued in four classes, each specifying the types of boilers the license holder is allowed to manufacture, as follows:

  Class A: Any boiler, without limitation;

  Class B: Steam boilers with rated steam pressure not in excess of 2.45 megapascal, or MPa, which is a standard pressure measurement;

  Class C: Steam boilers with rated steam pressure not in excess of 0.8 MPa and rated evaporation capacity not in excess of one ton/hour. Hot water boilers with rated output water temperature under 120°C; and

  Class D: Steam boilers with rated steam pressure less than or equal to of 0.1 MPa. Hot water boilers with rated output water temperature under 120°C and rated thermal power not in excess of 2.8 MW.

The installation license system, which is divided into three tiers, tier-one, tier-two and tier-three, each specifying the types of boilers the license holder is allowed to install, as follows:

  Tier-one: Any boiler, without limitation;

  Tier-two: Boiler with operating pressure under 2.5 MPa; and

  Tier-three: Boiler with operating pressure under 1.6 MPa.

According to an industry report, there were over 60 Class A enterprises among the more than 1,500 boilers manufacturers in China in 2009. Since Class A and Tier-One license holders can manufacture and install, as the case may be, boilers with no pressure or heat restriction, they are subject to more stringent site inspection of their plants and equipment, and review of their employees’ experience compared to holders of licenses to manufacture or install other types of boilers.

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise and air pollution and use, handling, storage and disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies indicating that their business operations are in material compliance with the pertinent PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws. Our operations generate a limited amount of waste water. To comply with the relevant regulations, we have implemented environmental protection methods and procedures into our business operations. We have set up a system of accountability within our business structure for environmental protection, as well as adopted effective procedures to ensure the generation and emission of waste water is in compliance with those regulations. Despite these measures, we cannot completely eliminate the risk of water contamination. See Item 1A “Risk Factors—Risks Related to Our Business—Environmental compliance and remediation could result in substantially increased capital requirements and operating costs, which could adversely affect our business” and “—Our operations are subject to risks associated with our generation and emission of waste water. If we are found liable for contamination, injury to employees or others, or other harms related to our generation and emission of waste water, our business, reputation, financial condition and results of operations may be adversely affected” for more information regarding environmental matters and risk related to our business.

Taxation

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions. Before the implementation of the EIT Law, FIEs established in the PRC, unless granted preferential tax treatment by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, a circular issued by the State Administration of Taxation on April 22, 2009, regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC enterprise stockholders. This circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities. Furthermore, the circular sets out criteria for determining whether “de facto management bodies” are located in China for overseas incorporated, domestically controlled enterprises. However, as this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of “de facto management bodies” for overseas incorporated enterprises that are controlled by individual PRC residents, as in our case. See also the discussion under Item 1A “Risk Factors—Risks Related to Doing Business in China—Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of State Administration of Foreign Exchange of the People’s Republic of China, or SAFE. FIEs established in the PRC may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business, only after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE. Capital investments by FIEs outside of China are also subject to limitations, which include approvals by the PRC Ministry of Commerce, or MOFCOM, SAFE and the National Development and Reform Commission, or NDRC.

Dividend Distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, an FIE in China is required to place at least 10.0% of its after-tax profit, based on PRC accounting standards, each year into its general reserves until the cumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of an FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement, which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 10%, or, if our Hong Kong subsidiary is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled by treaty to benefits under the Double Taxation Arrangement, then at a rate of 5%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. Dividends declared and paid before January 1, 2008, as to distributable profits are grandfathered under the EIT Law and are not subject to any withholding tax.

ITEM 1A.	RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this report before deciding to invest in our common stock. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. If any of the following risks actually occurs, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

CFB technology may become obsolete. In addition, if we are unable to stay abreast with competitive technology, we may not be able to continue to grow our business.

We are a leading CFB boiler manufacturer in China, and substantially all of our revenues are derived from the sale and servicing of CFB boilers. We believe CFB technology currently is one of the most advanced boiler technologies available in China. However, new technology may emerge that reduces the competitive advantages of CFB technology and, possibly, renders CFB technology obsolete. The emergence of new technology could reduce demand for CFB boilers causing our results of operations to suffer. We must continue our research and development activities in order to stay abreast of technological developments in our industry, develop new processes that will increase efficiency and capacity utilization and reduce costs. If we are unable to keep up with technological development or if our competitors succeed in developing technology that enables them to produce boilers at lower costs or boilers that perform more efficiently, our leadership position in the industry may be eroded and we may lose market share and be unable to continue to grow our business.

Our industry is very competitive in China.

The Chinese market for industrial boiler products is fragmented and highly competitive. There are over 1,500 local Chinese industrial boiler manufacturers, including manufacturers of clean combustion technology boilers, such as our CFB boilers, and manufacturers of conventional boilers, such as grate boilers. We primarily compete with Class A industrial boiler manufacturers that produce coal fired boilers. There were over 60 Class A boiler enterprises in 2009. Companies in the industrial boiler industry compete on quality of products, production capacity, pricing, brand name, timely delivery and customers. Some of our competitors may have greater resources than we do. While we may have greater resources than our smaller competitors, it is possible that some of our competitors will have better access to customers in certain local markets or may have lower production and raw material costs than we do. Also, some of our products compete on the basis of price and are sold in fragmented markets, which may allow less expensive Chinese industrial boiler producers to gain market share and reduce our sales and margins. For example, some users may procure conventional boilers for cost consideration, despite the higher efficiency of our CFB boilers. In addition, some of our competitors may price their products more attractively in order to gain market share, or develop or acquire technology to reduce their cost of production. There is no assurance that we will be able to compete successfully in the future. Any failure by us to remain competitive would adversely affect our financial performance.

Our acquisition and investment in other businesses may be unsuccessful.

We intend to selectively pursue strategic acquisition and investment opportunities that complement or enhance our current businesses with new product lines or expand our customer base at the appropriate time. For example, we recently acquired a 60% equity interest in Fuyuan Installation, a boiler and pressure pipe installation company. Further, we intend to use the proceeds from our recent offering to, among other uses, expand our business through one or more acquisitions. However, we may encounter strong competition during the acquisition or investment process and we may fail to select or value targets appropriately, which may result in difficulties in completing such acquisitions or investments at a reasonable cost, or at all. Even if an acquisition or investment is successful, we may have to allocate additional capital and human resources to implement the integration of the new line of business. There is no assurance that we can successfully obtain or renew licenses or national or local government approvals for any newly acquired operations, successfully integrate newly acquired businesses within a reasonable period of time, if at all, or that the acquired businesses will generate the expected economic benefits. The failure to integrate and manage acquired businesses or the failure of an acquired business to perform as anticipated could result in dilution to stockholders, unfavorable accounting charges and may even make it difficult for us to manage our business.

Our rapid expansion could significantly strain our resources, management and operational infrastructure that could impair our ability to meet increased demand for our products and hurt our business results.

Our revenues were $108.5 million for the year ended December 31, 2010, an increase of $37.5 million, or 52.9%, and $54.1 million, or 99.4%, compared to the revenues for the years ended December 31, 2009 and 2008, respectively. To accommodate our anticipated growth, we will need to invest in new facilities, which may lead to higher depreciation expenses and lower margins. We will also need to expand capital and human resources to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking systems. We will need to use additional resources to optimize our operational infrastructure and to recruit additional personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

Our business is capital intensive and our growth strategy may require additional capital that may not be available on favorable terms or at all.

We believe that our current cash, cash flow from operations and the proceeds from this offering will be sufficient to meet our present and reasonably anticipated capital expenditure needs given the current state of our operations. We intend to continue to enhance and expand our production capacity. We expect to make substantial capital expenditures in upgrading our equipment as some of our machines were acquired when we began producing CFB boilers in the 1980s; although these machines are in good operating conditions, we may replace or upgrade them before they become obsolete to increase our operating efficiency through the use of newer equipment. We may also require additional cash resources due to changing business conditions, implementation of our growth strategy or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

If we are unable to continue to gain new customers, our results of operations and financial performance could suffer.

Approximately 30.0% of revenues were derived from returning customers for the year ended December 31, 2010. Because our industrial boilers are built to last for 15 years and can be used for longer periods in some cases, our boiler sale customers generally do not to give us repeat business until they need to upgrade their boilers. Most of our boiler sale customers also hire us to install the boilers they buy from us, and some of them contract with us for other boiler-related services, so our installation and services business relies to a significant extent on our sales of boilers. Therefore, we are dependent on business from new customers for financial health and for growth. If we fail to gain a sufficient number of new customers each year or unable to penetrate new markets, our sales would be stagnant, in which case our results of operations and financial results could suffer.

Our revenue will decrease if the industries in which our customers operate experience a protracted slowdown.

Our customers operate in a wide range of industries, including chemicals, machinery, food and beverage, printing and dyeing, paper and paper products, pharmaceuticals, coal mining and utilities. Therefore, we are subject to the general changes in economic conditions affecting those industries. If such industries fail to grow or experience a contraction, demand for our products will decrease. Historically, we generated a substantial portion of our revenues from customers in the chemical engineering industry. In 2009 and 2010, sales to the customers in the chemical engineering industry accounted for approximately 17.5% and 17.5% of our total revenues, respectively. Therefore, our financial performance can be susceptible to changes in conditions in that industry. Demand for our products is typically affected by a number of economic factors, including, but not limited to, interest rates, the availability and magnitude of private and governmental investment in infrastructure projects and the health of the economy. If there is a decline in economic activity in China or a protracted slowdown in industries on which we rely for our sales, demand for our products and our revenue will decrease.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect our operations and earnings.

Our operations depend heavily on the availability of various raw materials. The raw materials for our operations are mainly steel plates, steel pipes and other steel-based alloy. The availability of raw materials may decrease and their prices may fluctuate greatly. We have long-term relationships with several suppliers; however, if our suppliers are unable or unwilling to provide us with raw materials on terms favorable to us, we may be unable to produce certain products. This could result in a decrease in profit and damage to our reputation in our industry. Currently, we do not have long-term electricity supply contracts. In the event our raw material costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials could materially increase our costs and, therefore, lower our earnings.

Our two largest suppliers, Henan Yushang Industry Co., Ltd. and Anyang Iron & Steel Co., Ltd., together supplied 27.3% and 16.2% of our raw materials in the years ended December 31, 2009 and 2010, respectively. We have a good working relationship with and have been able to rely on these suppliers. However, if for any reason either becomes unable to provide us raw materials of the quality and quantity we demand, we may experience difficulty in finding a suitable replacement supplier on a timely basis.

We face increasing labor costs in the PRC, which could materially adversely affect our profitability.

Our industry is labor intensive. While we believe we will have sufficient labor supply to support our operations, labor costs in the PRC have been increasing in recent years and our labor costs in the PRC could continue to increase in the future. This could increase the prices for our products and fees for our services and decrease demand for such products and services, which could adversely affect our sales, financial condition and results of operations. If we are unable to pass on any increased labor costs to our customers by increasing the prices for our products and fees for our services, our profit margin may decrease and our results of operations may be adversely affected.

If our customers or the ultimate consumers of products that use our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Due to the high pressures and temperatures at which many of our products are used and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad consumer use, we face an inherent risk of exposure to liability claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We currently do not maintain product liability coverage and such insurance may be difficult to obtain on terms acceptable to us and may not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions, or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition and cause our reputation to be harmed.

Unexpected equipment failures may damage our business due to production curtailments or shutdowns.

We conduct periodic inspection and maintenance of all of our equipment to minimize the impact of interruption of production and prevent breakdown because this machinery is highly specialized and cannot be repaired or replaced without significant expense and time delay. On occasion, our equipment may be out of service as a result of unanticipated failures that could result in material plant shutdowns or periods of reduced production. Interruptions in production capabilities would increase production costs and reduce our sales and earnings. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or adverse weather conditions. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. We have no business interruption insurance. Even if such insurance is available to us at reasonable cost in the future, such assurance may not cover all losses that we may experience as a result of the equipment failures. In addition, longer-term business disruption could result in a loss of customers. If this were to occur, our sales and profitability could be adversely affected.

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our manufacturing facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our manufacturing facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our manufacturing facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defaults with our products, product recalls, accidents on our property or damage relating to our operations. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We license from Harbin Institute of Technology the exclusive right to use the invention patent for horizontal tilted rotate fluidized bed desulphurization reactor owned by the Institute until April 2, 2023. The technology underlying this patent helps to improve desulphurization levels, which help make our boilers more environmentally friendly. We also maintain the technical know-how that we consider proprietary, such as trade secrets, and may decide to protect such proprietary information through patents or copyrights. We cannot assure you that we will be able to prevent third parties from infringing our intellectual property rights and utilizing our trade secrets.

We maintain five registered trademarks with the State Trademark Bureau of the PRC. We have built a significant amount of goodwill around these trademarks among our customers and in the industry. If third parties infringe upon any of our trademarks by unlawfully passing off their products as our products or imitating or using any of our trademarks, we may face considerable difficulties and costly litigation in order to protect our rights in the trademark. Our reputation as a manufacturer of quality products may also be damaged.

Policing the unauthorized use of our proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and there is no guarantee that litigation would result in an outcome favorable to us. Furthermore, any such litigation may be costly and may divert management attention away from our core business. We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could harm our business and financial condition.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a non-accelerated filer and, consequently, are not required to include an attestation report of our auditor in this annual report. However, we may become an accelerated filer and, accordingly, may required to include an attestation report of our auditors in our annual report on Form 10-K for the fiscal year ending December 31, 2011. We have taken several measures to improve our internal control over financial reporting after the reverse acquisition, such as hiring additional staff with knowledge of U.S. GAAP and reporting experience with the SEC. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs, which could adversely affect our business.

We are subject to PRC laws and regulations, at both national and local levels, relating to the protection of the environment. Under such laws and regulations, we are also required to conduct tests prescribed from time to time by relevant PRC authorities for waste discharge and waste disposal. Noncompliance with such PRC laws and regulations may, depending on the seriousness of the circumstances, result in an order for rectification from the relevant authorities, fines and other penalties or an order to suspend production.

Our operations generate limited waste water. To comply with the relevant laws and regulations, we have implemented effective environmental standards for our production processes and have set out detailed environmental procedures. We have installed environmental protection devices and equipment that reduce water pollution and treat and recycle waste water. The waste water we generate during our production process, after internal processing, is within the permitted levels. We have also set up an environmental monitoring system for the generation and emission of waste water to ensure full compliance with applicable rules and regulations.

We have complied with all relevant environmental protection laws and regulations of the PRC in all material aspects and have not received any notice or warning relating to environmental noncompliance. However, as concern relating to environmental protection in the PRC increases, there can be no assurance that new laws or regulations will not be introduced in the future or that current laws and regulations will not become stricter. In order to comply with any such laws or regulations, we may incur additional costs to update our environmental protection devices and take more measures and assign more personnel to ensure our compliance with such laws and regulations. As a result, our financial condition, results of operations and future prospects may be adversely affected. In addition, if we are found liable for violation of environmental regulations, our business, reputation, financial condition and results of operations may be adversely affected and our permits and licenses may be suspended or revoked by Chinese regulatory authorities.

Our operations are subject to risks associated with our generation and emission of waste water. If we are found liable for contamination, injury to employees or others, or other harms related to our generation and emission of waste water, our business, reputation, financial condition and results of operations may be adversely affected.

Our operations generate limited waste water. We are also subject to various pollution control regulations with respect to noise and air pollution and the use, handling, storage and disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. If those environmental protection authorities find us liable for contamination, we will be required to restore the environment or remedy the effects of the pollution within a prescribed time. If we fail to do so, we may be penalized or our business licenses may be terminated. We may also bear the responsibility to compensate others for any losses or damages that they suffer as a result of such accidents.

To comply with the relevant regulations, we have implemented environmental protection procedures in our business operations. Our operating subsidiaries have received certifications from the relevant PRC government agencies indicating that their business operations are in material compliance with the pertinent PRC environmental laws and regulations. While we are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws, we cannot completely eliminate the risks of contamination, injury to employees or others, or other harms related to our generation and emission of waste water. Although we have not experienced incidents in the past, there can be no assurance that we will not experience fires, leakages or other accidents that may cause us to be found liable for pollution-related claims. We may be found liable for any damages that may result from future incidents, including potentially significant monetary damages for any civil litigation or government proceedings related to a personal injury claim, as well as fines, penalties and other consequences, all of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

We did not comply with PRC regulations relating to housing provident funds.

Our PRC subsidiaries, Desheng Boiler, Desheng Installation and Fuyuan Installation, have not registered with the relevant authorities, maintained accounts with a designated bank in respect of housing provident funds or made any contributions to housing provident funds. Under applicable PRC laws, enterprises in China must register housing provident funds with the relevant authorities, maintain accounts with designated banks and contribute to housing provident funds at a rate of not less than 5% (or such other rates as determined by the competent local authorities). Such requirements are applicable nationally, but in practice the administration of the requirement by local authorities varies from location to location.

Desheng Boiler and Desheng Installation have received confirmation from the relevant Kaifeng authorities that they do not require enterprises in Kaifeng to comply with the housing provident fund-related requirements and will not assess any penalties on Desheng Boiler or Desheng Installation. Fuyuan Installation is in the process of requesting a similar confirmation to be issued by the local authority in Shandong. However, the central government can overrule local authorities. We cannot assure you that the central government will not overturn the decisions of the local authorities and require them to impose the requirements and, if it does so, will not require local authorities to impose the requirements retroactively.

We may be subject to certain penalties for failing to obtain certain permits under PRC law.

Desheng Boiler, our PRC subsidiary, commenced construction on eight new manufacturing and service workshops without first obtaining certain permits required under applicable PRC laws and regulations. While we are in the process of obtaining such permits, as of the date of this annual report we have not obtained such permits. Pursuant to relevant PRC laws, if construction is commenced without a Construction Work Planning Permit, the relevant PRC government authority may order suspension of the construction and impose a penalty of an amount equivalent to 5% to 10% of the cost of the construction. If construction is commenced without a Construction Work Commencement Permit, the relevant PRC government authority may order suspension of the relevant construction work and impose a penalty of an amount equivalent to 1% to 2% of the cost of the construction work. We also failed to obtain the property ownership certificate prior to using one of our office buildings. Pursuant to relevant PRC laws, one can begin use of a building only upon receipt of a property ownership certificate granted after examination of the premises by the competent real estate administrative authority, failing which the relevant PRC authority may order us to rectify the situation and impose a penalty of an amount equivalent to 2% to 4% of the cost of the construction work. We cannot predict how our rights as owner of the properties and our operations carried out in the properties may be adversely affected as a result of our non-compliance and can provide no assurance that no fines, penalties or other liabilities will result from our non-compliance.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Honghai Zhang, our chairman and chief executive officer, who has managed the business of Desheng Boiler since 2005. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform well in his or her current position, or if we are unable to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by personnel turnover in the future.

We became a public company by means of a reverse merger with a public shell company, and as a result we are subject to the risks associated with the prior activities of the public company.

Additional risks may exist because we became public through a reverse merger with a public shell company that did not have significant operations or assets prior to the time of the reverse merger. Prior to June 1, 2010, the date that we completed the reverse acquisition, we were a public shell company, and our business plan was to provide floor plan financing to used car dealerships in North Carolina. As a shell company we had no significant business operations and generated nominal revenues. We may require the cooperation or assistance of persons or organizations, such as auditors, previously associated with the public shell company to resolve future matters relating to the business and operations of the shell company that could be costly or difficult to secure. In addition, we may be exposed to undisclosed liabilities and incur losses, damages or other costs as a result of the prior operations of the shell company.

Our holding company structure may limit the payment of dividends.

We have no direct business operations other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

The Chinese government exerts substantial influence over the manner in which we conduct our business activities.

China has only recently permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest all of our business interests in the PRC.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us or our directors and officers.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. Therefore, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to seek prior regulatory approval for the share exchange, reverse merger and the listing and trading of our common stock could have a material adverse effect on our business and operations.

Under the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises, or the M&A Regulations, which became effective in September 2006, MOFCOM approval is required for a broad range of merger, acquisition and investment transactions, including any Round-trip Investments. A “Round-trip Investment” is defined to include the sale of a PRC business by PRC individual(s) to a non-PRC entity established or controlled, directly or indirectly, by those same PRC individual(s). Any indirect arrangement or series of arrangements that achieves the same end result without the required MOFCOM approval is a violation of PRC laws.

In addition, the China Securities Regulatory Commission, or CSRC, approval is required for the listing and trading of securities of an offshore special purpose vehicle on an overseas stock exchange if it is formed for listing purposes and is controlled, directly or indirectly, by PRC companies or individuals (referred to herein as an Overseas Listing). We are not aware of any consensus among leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

A substantial portion of our business is conducted through Desheng Boiler and Desheng Installation, which became our subsidiaries following our reverse acquisition by China Niceview. China Niceview acquired Desheng Boiler and Desheng Installation from Honghai Zhang, a PRC citizen. Mr. Zhang no longer owns, directly or indirectly, any equity interest in Desheng Boiler and Desheng Installation, but has an option to acquire all the equity interest held by our controlling stockholder in our Company. For details of the acquisition of Desheng Boiler and Desheng Installation, see Item 1 “Business—Our History and Background—Reverse Acquisition of China Niceview.”

To our knowledge, the transactions do not contravene any provision of the M&A Regulations. Our PRC counsel, Tian Yuan Law Firm, has also opined that the transactions received all requisite approvals from, and registrations with, the competent authorities in the PRC. They have also advised that there are no definitive rules or interpretations requiring CSRC approval for offerings similar to ours. We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, will take the same view as our PRC legal counsel with respect to the transactions.

Application of the M&A Regulations is expected to be subject to significant administrative interpretation. It is uncertain how our business operations or future strategy will be affected by the new interpretations and implementation rules. The M&A Regulations do not stipulate specific penalty terms. If any PRC regulatory authority takes the view that the transactions, taken together, constituted a Round-trip Investment or an Overseas Listing, it may impose fines on us, implement sanctions on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds of this offering into the PRC, or take other actions that would have a punitive effect on our business, results of operations and financial condition. Further, we may be unable to continue operating under our existing structure if we cannot obtain the required MOFCOM or CSRC approval. Under such circumstances, if we cannot put in place an alternative and equivalent means of control of our PRC business, our business and results of operations will be materially and adversely affected.

We cannot predict whether, or when, a PRC regulatory authority may take actions against us. If such actions take place, they may have a material adverse effect on our business. Further, uncertainties surrounding the validity of Mr. Zhang's disposition of the PRC business to Mr. Fan under the M&A Regulations could have an adverse impact on the trading price of our shares.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

Our ability to conduct foreign-exchange activities in the PRC is subject to uncertainties surrounding the interpretation of SAFE regulations, one of which is the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Under Circular 75, PRC residents must register with a local branch of SAFE (1) before they establish or gain control of an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when they contribute their assets or equity interests in a domestic enterprise to an SPV or engage in overseas financing after contributing assets or equity interests to an SPV; and (3) when their SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition. If any PRC resident who holds stock in an SPV fails to make the required SAFE registration and make any amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore SPV. Failure to comply with the SAFE registration and amendment registration requirements described above could result in liability for evading PRC laws applicable to foreign exchange restrictions.

A substantial portion of our business is conducted through Desheng Boiler and Desheng Installation, which became our subsidiaries following our reverse acquisition by China Niceview. China Niceview acquired Desheng Boiler and Desheng Installation from Honghai Zhang, a PRC citizen. Mr. Zhang no longer owns, directly or indirectly, any equity interest in Desheng Boiler and Desheng Installation, but has an option to acquire all the equity interest held by our controlling stockholder in the Company. Therefore, to our knowledge, Circular 75 is not applicable to Mr. Zhang. SAFE may, however, further clarify the applicability of Circular 75, and we cannot rule out the possibility that SAFE may interpret Circular 75 in a different way from our understandings set forth above. If SAFE or the relevant regulatory agency takes the view that Mr. Zhang is required to apply for SAFE registration under Circular 75, whether before or after he exercises the option, we cannot assure you that Mr. Zhang would be able to make such registration as required. In the event that such registration cannot be made, our PRC subsidiaries may be subject to fines and legal sanctions imposed by the PRC government and may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to us. Also, our ability to contribute additional capital to our PRC subsidiaries may be limited. If we cannot remit the proceeds raised in offshore financings into the PRC or our PRC subsidiaries cannot pay dividends or make distributions to us, our business and financial condition may be adversely affected.

Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Other than Circular 75, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the Implementation Rules of the Administrative Measures for Individual Foreign Exchange promulgated by the People’s Bank of China in January 2007, referred to herein as the Individual Foreign Exchange Rules. Under the Individual Foreign Exchange Rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our beneficial owners. We have asked our beneficial owners to apply to their local branch of SAFE to register in accordance with the Individual Foreign Exchange Rules. These applications have not yet been approved and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of this offering into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and the Company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Substantially all of our revenues will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China, to make dividends or other payments in U.S. dollars or to otherwise satisfy our obligations not denominated in RMB. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of RMB.

The value of our securities will be affected by the currency exchange rate between U.S. dollars and RMB.

As a United States public company, our reporting currency is in U.S. dollars; however, all of our operations are in China, so our operating subsidiaries’ functional currency is in RMB. The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciates against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise controlled by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case. Shiyong Fan, the beneficial owner of approximately 59.5% of our common stock through his interests in Wise Winning has granted to Honghai Zhang, a PRC resident, an option to acquire Mr. Fan’s interests in Wise Winning. We may be deemed to be a resident enterprise by the PRC tax authorities if Mr. Zhang chooses to exercise his right under the option agreement to acquire Shiyong Fan’s interest in Wise Winning in the future and gains control over Wise Winning. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Also, this would mean that we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

Before the EIT Law came into effect on January 1, 2008, dividends paid to foreign investors by foreign-invested enterprises, such as dividends paid to us by our PRC operating subsidiaries, were exempt from PRC withholding tax. We are a Nevada holding company and substantially all of our income may come from dividends we receive from Hong Kong Niceview, which is the direct holding company of Kaifeng Niceview, which in turn is the direct holding company of our PRC operating subsidiaries. Pursuant to the EIT Law, dividends generated after January 1, 2008 and distributed to our Hong Kong subsidiary by our PRC subsidiary are subject to withholding tax at a rate of 5%, provided that our Hong Kong subsidiary is determined by the relevant PRC tax authorities to be a “non-resident enterprise” under the EIT Law and holds at least 25% of the equity interest of our PRC subsidiary. However, the State Administration for Taxation promulgated Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement on October 27, 2009, or SAT Circular 601, which provides guidance for determining whether a resident of a contracting state is the “beneficial owner” of an item of income under China’s tax treaties and tax arrangements. According to SAT Circular 601, a beneficial owner generally must be engaged in substantive business activities. An agent or conduit company will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits. The conduit company normally refers to a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits. In addition, as described above, our Hong Kong subsidiary may be considered a PRC resident enterprise for enterprise income tax purposes, in which case dividends received by it from our PRC subsidiary would be exempt from the PRC withholding tax because such income is exempted under the EIT Law for a PRC resident enterprise recipient.

As there remains uncertainty regarding the interpretation and implementation of the EIT Law, it is uncertain whether, if we are deemed a PRC resident enterprise, any dividends to be distributed by us to our non-PRC stockholders would be subject to any PRC withholding tax. See the immediately preceding risk factor.

The discontinuation of any preferential tax treatment currently available to us or the increase in the enterprise income tax in the PRC could result in a decrease of our net income, materially and adversely affecting our results of operations.

While the new tax law equalizes the tax rates for typical FIEs and domestically-owned enterprises, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to those re-classified as new high technology companies enjoying special support from the state. Desheng Boiler was approved to be qualified as a “new high technology enterprise” on December 15, 2009, and was entitled to a 15% preferential rate lasting for three years.

If significant changes in the business operations, manufacturing technologies or other criteria cause Desheng Boiler to no longer meet the criteria as a “new high technology enterprise,” such status will be terminated from the year of such change. Any significant increase in our income tax expenses may have a material adverse effect on our profit for the year. Reduction or elimination of preferential tax treatments we enjoy or imposition of additional taxes on Desheng Boiler may significantly increase our income tax expenses and materially reduce our net income, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

We may have difficulty establishing adequate management, legal and financial controls in the PRC. While we have certain internal procedures in our budgeting, forecasting, and management and allocation of funds, our internal controls may not be adequate.

China historically did not have Western-style management and financial reporting concepts and practices, as well as modern banking, computer and other control systems. Our operations, being based in China, may experience difficulties in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may also have difficulties in hiring and retaining a sufficient number of qualified employees to implement and maintain such internal control systems.

We strive to improve our internal controls and disclosure controls. We hope to develop an adequate internal accounting control to budget, forecast and manage our funds, and an adequate disclosure control that will enable us to disclose material events affecting our operations and prospects on a timely basis. There is no guarantee that these improvements will be adequate or successful, or be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, or prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and satisfy our obligations under United States securities laws to maintain internal control over financial reporting and disclosure control over material information.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law, and any determination that we violated these laws could hurt our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption law, which strictly prohibits bribery of government officials. We have operations, agreements with third parties and make sales in China, where corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time. Our activities in China create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the United States government may seek to hold us liable for FCPA violations committed by companies in which we invest or that we acquire.

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit our ability to use the proceeds of this offering to make additional capital contributions or loans to our PRC operating businesses.

Any capital contributions or loans that we, as an offshore company, make to our PRC operating businesses are subject to PRC regulations. For example, any of our loans to our PRC operating businesses cannot exceed the difference between the total amount of investment our PRC operating businesses are approved to make under relevant PRC laws and their respective registered capital, and must be registered with the local branch of SAFE as a procedural matter. In addition, our capital contributions to our PRC operating businesses must be approved by the NDRC and MOFCOM or their local counterpart and registered with the SAIC or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contributions or provide loans to our PRC operating businesses or to fund their operations may be negatively affected, which could adversely affect their liquidity and their ability to fund their working capital and expansion projects and meet their obligations and commitments.

Furthermore, SAFE promulgated Circular 142 in August 2008 with respect to the administration of conversion of foreign exchange capital contribution of foreign invested enterprises into RMB. Pursuant to Circular 142, RMB converted from foreign exchange capital contribution can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investment or acquisition unless otherwise allowed by PRC laws or regulations. As a result, we may not be able to increase the capital contribution of our operating subsidiaries or equity investee and subsequently convert such capital contribution into RMB for equity investment or acquisition in China.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations encompassed in the M&A Regulations.

The M&A Regulations also govern the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the M&A Regulations will require the parties to the transaction to make a series of applications to certain government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the M&A Regulations is likely to be more time consuming and expensive than in the past, and the government can now exert more control over the combination of two businesses. Accordingly, due to the M&A Regulations, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction. The M&A Regulations allow Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and, in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The M&A Regulations also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the M&A Regulations may impede our implementation of our growth strategy.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises’ Share Transfer released in December 2009 by China’s State Administration of Taxation, effective as of January 1, 2008.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the State Administration of Taxation and effective on January 1, 2008, where a foreign investor transfers the equity interests of a PRC resident enterprise indirectly via disposing of the equity interests of an overseas holding company, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report such indirect transfer to the competent tax authority of the PRC resident enterprise. The PRC tax authority will examine the true nature of the indirect transfer, and if the tax authority considers that the foreign investor has adopted an abusive arrangement in order to avoid PRC tax, they will disregard the existence of the overseas holding company and re-characterize the indirect transfer, as a result of which gains derived from such indirect transfer may be subject to PRC withholding tax at the rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

A large portion of our current operations consists of the PRC business operated by Desheng Boiler and Desheng Installation, which we acquired in the reverse acquisition by China Niceview, a BVI company owned indirectly by Shiyong Fan, in a series of transactions. For details of the acquisition of Desheng Boiler and Desheng Installation, see Item 1 “Business—Our History and Background—Reverse Acquisition of China Niceview.”

We cannot assure you that these transactions will not be subject to examination by the PRC subsidiaries’ tax authorities or that any indirect transfer of our equity interests in our PRC subsidiaries via their overseas holding companies will not be subject to a withholding tax of 10%.

The new provisions of the PRC Employment Contract Law may substantially increase our labor-related costs in the future.

The PRC Employment Contract Law, which became effective as of January 1, 2008, contains many more provisions favorable to employees than prior labor regulations in effect in China. This may substantially increase our labor-related costs in our future operations. According to the new law, an employee is entitled to terminate his or her employment relationship with his or her employer for certain causes, such as delay in payment of wages or social insurance contribution or dissatisfactory labor protection, and under such circumstances the employer is liable to pay compensation to the employee. The amount of such compensation payment shall be one month’s salary for each year that the employee has served the employer. If the monthly wage of an employee is three times greater than the average monthly wage in the previous year for employees as announced by the people’s government at the municipal level directly under the central government or at the city with district level authority where the employer is located, the rate for the financial compensation paid to him shall be three times the average monthly wage of employees and shall be for not more than 12 years of work. In contrast to at-will employment arrangements, most employment arrangements in China are for a fixed term. An employer may also be liable to compensate an employee when the employer decides to terminate an existing employment before its expiration. In addition, if the labor market tightens in China, our labor costs may experience further increase.

We face risks related to health epidemics.

Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu (swine flu) first occurred in Mexico and quickly spread to other countries, including the United States and China. China is a populous country and is susceptible to breakouts of major epidemics. In the last decade, China has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome. Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other adverse public health developments in China may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our manufacturing facilities, our suppliers” facilities or our customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

Future sales or perceived sales of our common stock could depress our stock price.

All of our executive officers and directors (including Shiyong Fan, who beneficially owns shares indirectly through Wise Winning), the investors in our recent private placement, and five other stockholders that beneficially own greater than 1% of our common stock have agreed not to sell shares of our common stock for a period of 360 days, with respect to our officers and directors, and 180 days, with respect to the stockholders, following the date of the prospectus relating to our proposed public offering, subject to extension under specified circumstances. Shares of common stock subject to these lock-up agreements will become eligible for sale in the public market upon expiration of these lock-up agreements, subject to limitations imposed by Rule 144 under the Securities Act. A substantial number of shares of our common stock held by our current stockholders are freely tradable. If the holders of these shares were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline.

There is currently no active trading market for our common stock; you may not be able to sell your shares; there is no guarantee that our shares will be listed on The NASDAQ Global Market.

Our shares are not currently traded on any exchange. We have applied to have our common stock listed on The NASDAQ Global Market under the symbol "CNPT." After the consummation of our proposed public offering, we believe that we satisfy all the listing requirements. Such listing, however, is not guaranteed. The underwriters for our proposal public offering are not obligated to make a market in our securities and, even after making a market, can discontinue market making at any time without notice. Neither we nor our underwriters can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that the market will continue.

Our common stock is subject to price volatility related and unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

The listing standards of The NASDAQ Global Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price, satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If after listing we fail to comply with all listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from The NASDAQ Global Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Certain of our existing stockholders have substantial influence over our Company, and their interests may not be aligned with the interests of our other stockholders.

Shiyong Fan, our chief operating officer, through his ownership of Wise Winning, is the indirect, beneficial owner of approximately 59.5% of our common stock. Thus, Mr. Fan has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions, and his interests may not always align with the interests of our other stockholders. Should conflicts of interests arise, we can provide no assurance that Mr. Fan would act in the best interests of our other stockholders or that any conflict of interest would be resolved in a manner favorable to our other stockholders. Further, pursuant to the option agreement between Honghai Zhang, our chairman and chief executive officer, and Mr. Fan entered into on May 6, 2010, Mr. Zhang has the option to acquire all of Mr. Fan’s ownership interests in Wise Winning. Pursuant to the terms of that option, Mr. Fan has agreed not to transfer his shares in Wise Winning or to increase the number of authorized shares of capital stock of Wise Winning or any direct or indirect subsidiary of Wise Winning without the prior consent of Mr. Zhang. Mr. Fan’s substantial influence and the option arrangement may each have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our common stock.

Our chairman and chief executive officer has substantial control over the management and strategic direction of our Company. His interest could conflict with the interests of other stockholders.

Honghai Zhang, our chairman and chief executive officer, who beneficially owned all of the equity interests in Desheng Boiler and Desheng Installation before the two operating subsidiaries were acquired by Wise Winning, continues to have the ability to exert significant influence over our company, our business and our strategic direction. In addition to being our chairman and chief executive officer, Mr. Zhang continues to serve as chairman and chief executive officer of Desheng Boiler and chairman of Desheng Installation. Together with other members of the Company’s management, including Mr. Fan, Mr. Zhang continues to direct the day-to-day operatons and management activities of the two operating subsidiaries. Mr. Fan granted Mr. Zhang an option to acquire all of Mr. Fan's ownership interests in Wise Winning. According to its terms, Mr. Zhang's exercise of that option could prevent Mr. Fan from transferring his shares in Wise Winning or increasing the number of authorized shares of capital stock of Wise Winning or any direct or indirect subsidiary of Wise Winning without the prior consent of Mr. Zhang. Also, Mr. Zhang has the ability to direct our business, significantly influence our decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. His interests may not always align with the interests of our other stockholders. Should conflicts of interests arise, we can provide no assurance that Mr. Zhang would act in the best interests of our other stockholders or that any conflict of interest would be resolved in a manner favorable to our other stockholders. Mr. Zhang’s substantial influence and the option arrangement with Mr. Fan may each have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our common stock.

We may be subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Provisions in our articles of incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of our common stock.

Our articles of incorporation authorize our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change of control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Nevada corporate law and our articles of incorporation and bylaws contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

  do not provide for cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors; and

  allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Land Use Rights

All urban land in China is owned by the State. Pursuant to Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. The land use rights are granted for a period of 70 years for residential purposes, 50 years for industrial purposes and 40 years for commercial purposes. These periods may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for debt and other obligations.

We were granted land use rights from the PRC government for five lots of land with a total area of 75,185 square meters located at 12 Gongyuan Road, Shunhe District, Kaifeng, Henan Province, China. Our land use rights will expire in 2054. We have granted mortgages on our land use rights of the five land lots to secure our indebtedness with Zhengzhou Branch of Shanghai Pudong Development Bank, or Zhengzhou Branch, and Songdu Branch of Kaifeng Commercial Bank, or Songdu Branch. We believe that all our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business.

Buildings

We currently own 15 buildings, comprising a total area of 26,014 square meters, where our production facilities are housed. We currently own 16 buildings in total. With one exception, each building is covered by a Property Ownership Certificate issued by the Kaifeng City State-Owned Land Resources Bureau. The Company expects to obtain the one outstanding Property Ownership Certificate in the first half of 2011. All the buildings are located at 12 Gongyuan Road, Shunhe District, Kaifeng, Henan Province, China. Twelve buildings were mortgaged to secure our indebtedness with Zhengzhou Branch.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCBB, under the symbol "CNPI." There has been limited trading of our common stock and as of the date of this report there is no established market for shares of our common stock. We have applied to have our common stock listed on The NASDAQ Global Market under the symbol "CNPT."

Approximate Number of Holders of Our Common Stock

As of March 22, 2011, there were approximately 97 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

Desheng Boiler and Desheng Installation declared dividends in the aggregate of $7,722,508, $8,551,532 and $8,703,670 in the years of 2008, 2009 and 2010, respectively. During those periods, all of the issued share capital of those entities was beneficially owned by Honghai Zhang. Mr. Zhang became our chairman and chief executive officer following our reverse acquisition by China Niceview in June 2010. Other than those dividends, we have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuances under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

This section presents our selected historical financial data. You should read carefully the consolidated financial statements included in this report, including the notes to the consolidated financial statements. The selected data in this section is not intended to replace the consolidated financial statements.

We derived the statement of operations data for the years ended December 31, 2007 and 2008 and 2009 and balance sheet data as of December 31, 2008 and 2009 from our audited consolidated financial statements included in this report. The statement of operations data for the year ended December 31, 2006 and the balance sheet data as of December 31, 2006 and 2007 were derived from our unaudited consolidated financial statements that are not included in this report.

The selected historical financial information is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this report. The financial statements contained elsewhere fully represent our financial condition and operations; however, they are not indicative of future performance.

	Year Ended December 31,
	2006	2007	2008	2009	2010
Statement of Operations Data	(unaudited)
Revenues	$33,370,485	$43,323,050	$54,407,035	$70,974,991	$108,504,273
Cost of goods sold	24,416,269	31,316,987	38,648,902	47,353,025	71,699,350
Gross profit	8,954,216	12,006,063	15,758,133	23,621,966	36,804,923
Operating expenses
Selling expenses	1,273,684	1,744,043	2,002,198	2,430,278	3,528,352
General and administrative expenses	1,342,485	1,413,795	2,044,405	1,666,483	3,761,844
Income from Operations	6,338,047	8,848,225	11,711,530	19,525,205	29,514,727
Other income (expenses)
Interest income	35,955	72,084	90,751	48,590	56,633
Interest expense	(116,411)	(250,984)	(322,313)	(291,282)	(266,252)
Other income	531,516	171,123	51,753	119,175	55,610
Income before income tax expense	6,789,107	8,840,448	11,531,721	19,401,688	29,360,718
Income tax expense	1,106,698	1,792,482	2,200,930	4,011,483	6,319,222
Net income	5,682,409	7,047,966	9,330,791	15,390,205	23,041,496
Less: net income attributable to noncontrolling interest	—	—	—	—	(823,549)
Net income attributable to China Power’s common stockholders	$5,682,409	$7,047,966	$9,330,791	$15,390,205	$22,217,947
Basic and diluted earnings per share(1)	$0.62	$0.76	$1.01	$1.67	$2.19
Cash dividends declared per share(1)	$0.44	$0.60	$0.84	$0.92	$0.88
Weighted-average number of shares outstanding – basic and diluted(1)	9,200,000	9,200,000	9,200,000	9,200,000	10,143,947

(1)

Earnings per share and cash dividends declared per share data have been retroactively adjusted to give effect to the reverse acquisition on June 1, 2010 and the two one-for-two reverse stock splits on November 23, 2010 and January 14, 2011 for all presented periods.

	As of December 31,
	2006	2007	2008	2009	2010
Balance Sheet Data	(unaudited)	(unaudited)
Cash and cash equivalents	$4,701,217	$9,715,741	$6,647,023	$6,124,516	$18,777,744
Total assets	19,125,475	29,405,488	32,595,593	36,067,978	70,568,556
Total liabilities	6,832,607	13,939,707	13,874,876	10,458,361	14,871,469
Stockholders’ equity	12,292,868	15,465,781	18,720,717	25,609,617	48,803,072

The following table sets forth selected operating data of our manufacturing business for the periods indicated:

	Year Ended December 31,
	2008	2009	2010
Selected Operating Data
Total production of steam tons	3,726	4,023	4,861
Total sales of units	147	141	171
Average steam tons per unit	25.3	28.5	28.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview of Our Business

We are a leading manufacturer of CFB industrial boilers in China. CFB boilers represent a clean, energy efficient combustion technology characterized by high thermal efficiency and low pollution emission. According to an industry report, our 2009 market share in China’s CFB industrial boiler industry is 14.0% in terms of sales revenues, making us the second largest enterprise in the industry. We have two major business segments: (i) industrial boiler manufacturing business, and (ii) installation and services business. Our headquarters and primary production facilities are located in Kaifeng City of Henan Province in China.

Compared to traditional grate boilers, CFB boilers have lower emission of sulphur dioxide and nitrogen dioxide, higher thermal efficiency of up to 90%, better load adjustability and lower carbon content in ash. The growth in CFB boilers in China has outpaced traditional boilers as demonstrated by the fact that steam capacity and sales value for CFB industrial boilers increased at CAGRs of approximately 22.7% and 32.3% from 2004 to 2009, respectively, while those for industrial boilers increased at CAGRs of approximately 15.7% and 25.5%, respectively, during the same period. We anticipate that continued favorable government policies that encourage energy efficient and environmentally friendly businesses will further increase the rate of installation of CFB boilers. As one of the few total solutions providers of CFB industrial boilers, we believe we are well positioned to capitalize on the business opportunities arising from the growing trend in demand for CFB boilers.

Our manufacturing business consists of the design, development, manufacture and sale of CFB industrial boilers. Our product range, which consists of 143 models in 12 series with steam capacity ranging from 4 tons/hour to 75 tons/hour, is sufficiently broad to meet most industrial needs for heat or steam generation and to accommodate most choices of fuel. In 2010, we sold boilers with a total steam capacity of 4,861 tons/hour, compared with 4,023 tons/hour in 2009. We operate our industrial boiler manufacturing business through our subsidiary Desheng Boiler.

Our installation and services business consists of installation services for boilers, pressure pipes, other equipment and a broad range of ancillary value-added services, including performance enhancement services, such as testing, desulphurization, denitrification and coating, and design and maintenance services, such as boiler room planning and operational support. Our installation team, which consists of approximately 1,600 full-time and part-time technicians divided into 53 sub-teams, is one of the largest among boiler manufacturers in China. We operate our installation and services business through our subsidiaries Desheng Installation and Fuyuan Installation.

In 2008, 2009 and 2010, our revenues totaled $54.4 million, $71.0 million and $108.5 million, respectively, representing a CAGR of 41.2% . During the same periods, our net income attributable to stockholders totaled $9.3 million, $15.4 million and $22.2 million, respectively, representing a CAGR of 54.5% .

Executive Overview of Financial Results

Financial Performance Highlights

We continued to experience strong demand for our products and services during the fiscal year ended December 31, 2010, which resulted in revenue and net income growth. The following are some financial highlights for the year:

  Revenues: Revenues increased $37.5 million, or 52.9%, to $108.5 million for 2010 from $71.0 million for 2009.

  Gross Profit: Gross profit increased $13.2 million, or 55.8%, to $36.8 million for 2010 from $23.6 million for 2009. As a percentage of revenues, gross profit increased 0.6% to 33.9% for 2010 from 33.3% for 2009.

  Income from operations: Income from operations increased $10.0 million, or 51.2%, to $29.5 million for 2010 from $19.5 million for 2009.

  Net income attributable to stockholders: Net income attributable to stockholders increased $6.8 million, or 44.4%, to $22.2 million for 2010 from $15.4 million for 2009.

  Fully diluted earnings per share: Fully diluted net income per share was $2.19 for 2010 as compared $1.67 for 2009.

Outlook

Demand for our boilers generally follows the markets in which our customers serve and the Chinese economy as a whole. We sell substantially all of our boilers to customers in China, serving customers in many different industries, including chemicals, machinery, food and beverage, fabric printing and dyeing, paper and paper products, pharmaceutical, coal mining, and utilities. Driven by the economic growth in China, demand for industrial boilers is expected to increase rapidly. According to an industry report, demand for industrial boilers in terms of sales value is expected to grow at a CAGR of 11.9% from 2009 to 2014, reaching $7 billion in 2014, and the sales value of industrial CFB boilers is expected to grow at a CAGR of 19.3% from 2009 to 2014, reaching $880 million in 2014. Fueled by the strong demand for industrial boilers, the installation market for industrial boilers is expected to grow at a CAGR of 15.2% from 2009 to 2014, reaching $2.35 billion in 2014.

The Chinese economy is expected to continue to grow, which is expected to benefit the manufacturing sector, one of our main downstream markets. Increased concern for the environment and more stringent government environmental regulations are expected to lead to increase in demand for clean combustion technologies including CFB industrial boilers. The replacement of chain grate boilers with CFB boilers and replacement of old industrial boilers also provide promising market potentials for CFB boiler producers. In view of these factors, we are optimistic about our growth outlook. As one of the few total solutions providers in the CFB boiler industry, we believe we are well positioned to capitalize on the continued growth in the economy and the fragmentation in the Chinese boiler industry. As the integration of the businesses of Desheng Installation and Fuyuan Installation continues, we expect to gain in operating and management efficiencies, ability to collect, analyze and use market intelligence and cross selling opportunities. We intend to continue to expand our customer base for CFB boilers, boiler-related installation and other services, and continue to aggressively promote higher margin products and services. At the same time, we will consider acquisitions of other domestic boiler manufacturers that will augment our market share and will bring synergy.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy. We operate in China and derive substantially all of our revenues from customers across a wide range of industries in China. Demand for our boilers and for our boiler-related services generally follows the markets in which our customers serve and the Chinese economy as a whole. Because of the diversity of our customer base, we are less susceptible to the effects of industry-specific government policies or fluctuations in the business cycle of any particular industry. At the same time, due to the geographical concentration of our customers, economic conditions in China affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials, and our other expenses. According to the National Bureau of Statistics of China, the gross domestic products of China grew at a CAGR of 16.0% from 2004 through 2009. We expect the Chinese economy to continue to grow in long term but the pace may vary in the short term with changing global economic conditions. We believe that our total solutions provider model will help minimize the impact of any slow down in the Chinese economy because demand for boiler-related services is less elastic compared to demand for boilers.

  Ability to Maintain Higher Gross Profit Margins. We believe that our gross profit margins for our manufacturing business and installation and services business have been higher relative to our competitors. Historically, our customers have been willing to pay a premium for our boilers and installation services due to our expertise and ability to provide comprehensive solutions and services. We believe that this pricing power is attributable to the high licensing standards related to boiler manufacturing and installation, our expertise in the boiler business, and our ability to provide customers comprehensive services and solutions. Further, due to our extensive experience in industrial boiler production and servicing, we are able to deliver better products and services under a more cost effective structure. To maintain higher gross profit margins, we need to continue to differentiate ourselves from low-cost boiler manufacturers. As a result, we commit significant resources in research and development in order to stay at the forefront of CFB boiler technology and to streamline our delivery of boiler-related services such that our customers derive more value from our total solutions provider model.

  Ability to Deliver Quality Products and Services. We operate in a highly fragmented industry, with more than 1,400 boiler companies in the PRC, including smaller boiler manufacturers, local boiler manufacturers, conventional boiler manufacturers, and non-Class A national CFB boiler manufacturers. To continue our leading market position, we rely on our solid reputation as a reliable manufacturer and installer of boilers. We believe we have competitive advantages over smaller local manufacturers because we offer better quality and a wider range of boilers. Desheng Boiler is a Class A industrial boiler manufacturer, and Desheng Installation and Fuyuan Installation both are Tier-one boiler installers. The standards required for such qualifications are high — an applicant is subject to site inspection of its plant and equipment and review of their employees’ experience, and has to renew the certification every four years. Similarly, we believe we have competitive advantages over conventional boiler manufacturers because CFB boilers are more adaptable to different fuel types and more energy efficient. As environmental regulations become increasingly stringent, we expect more conventional boiler users to consider upgrades or replacement in the near future.

  Ability to Increase our Scale of Operations. Our continued success would depend on our ability to capture opportunities in a growing market targeted by players in a fragmented industry. We believe that such opportunities are best captured through an increase in our scale of operation in the form of increased production capacity, a wider range of products and services, and a larger customer base. We expect a larger scale of operations will have a positive impact on our profit margin due to economies of scale. We are in the process of raising the production capacity in our Kaifeng facility by purchasing additional equipment and constructing new workshops. To strengthen and broaden our installation business, we acquired a 60% equity interest of Fuyuan Installation in July 2010. We are also looking to acquire one or more smaller competitors that can complement our business, enrich our product mix and provide us with geographical expansion and cross selling opportunities. We will continue to market our products aggressively to further penetrate our existing markets and enter into new markets.

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

The table below sets forth, for the periods indicated, revenues in our two business segments:

	Year Ended December 31,
	2008	2009	2010
Manufacturing	$37,056,802	$43,807,236	$57,742,698
Installation and Services	17,350,233	27,167,755	50,761,575

Cost of Goods Sold

Our two business segments have different cost structures.

Manufacturing. The cost of goods sold for our manufacturing business primarily consists of costs of raw materials, direct labor, manufacturing supplies, depreciation, electricity and other utilities. The principal raw materials for our manufacturing business are steel plates and steel pipes and boiler-related supplies. The price of our principal raw materials, such as steel plates and steel pipes, depend on the price of steel. Steel is a commodity whose price depends on world economic conditions and global demand. We keep a small inventory of steel plates and steel pipes. Generally, once the specifications of the selected model has been determined, we enter into a definitive contract with the customer, specifying the price and delivery schedule. Then we procure the steel plates and pipes for the model. By keeping the time between signing purchase contracts with customers and procurement of steel plates and pipes short, we have been able to reduce our susceptibility to price swings in steel and generally have been able to pass a substantial part of price increase to our customers. On the other hand, we generally do not benefit from decrease in steel prices, especially on orders won by bidding as we have to price our boilers competitively in view of other bidders. Transportation cost is generally borne by customers.

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

The table below sets forth, for the periods indicated, the cost of goods sold in our two business segments:

	Year Ended December 31,
	2008	2009	2010
Manufacturing	$27,106,568	$32,285,002	$42,693,834
Installation and Services	11,542,334	15,068,023	29,005,516

Gross Profit Margin

Manufacturing. We believe our manufacturing business has a favorable gross profit margin compared with our competitors. While many other boiler producers only manufacture the main parts of boilers and outsource the supplementary parts to other smaller factories, we produce both main parts and supplementary parts ourselves. Like other companies in industrial manufacturing businesses, we have relatively high fixed costs. Consequently, the marginal cost for producing supplementary parts is relatively low. We started to produce CFB boilers in the late 1980s and a lot of our machines are fully depreciated from an accounting standpoint, but these machines are still in good working condition due to our regular maintenance work. The lower depreciation expenses help us to maintain a high profit margin. We are planning to upgrade some of our machines to improve our efficiency and increase our production capacity. As that will be a gradual process, it will not have a significant impact on our profit margin. Kaifeng, where our production facility is based, has a lower cost of living compared to the more developed cities in China and labor cost is relatively low compared with other, more developed areas. All these factors contribute to a higher profit margin for us.

Compared to power plant boilers, which are usually larger in steam capacity and standardized in technology parameters, CFB industrial boilers generally have numerous uses and generally must be tailored to meet the specific needs and constraints of widely varying industrial processes and specific application conditions, including the mix of available fuels, the application of steam, the space limitations in a particular plant. We offer a comprehensive suite of CFB industrial boilers with 143 models in 12 series with steam capacities ranging from 4 tons/hour to 75 tons/hour, which is sufficiently broad enough to meet most industrial needs for heat or steam generation and to accommodate most choices of fuel. Due to the comprehensive suite of product offerings, value-added customization as well as the non-standard features of our CFB industrial boilers, we usually have greater pricing power and enjoy higher gross margin relative to manufacturers of power plant boilers.

Installation and Services. Our installation and services business normally enjoys a higher gross margin compared with our manufacturing business. Because a major part of our installation and services business involves boilers designed, produced and sold by us, we are able to recognize a significant profit margin for two main reasons. First, as a total solutions provider, we can take advantage of the economies of scale by providing full service to our customers and installing boilers with which we are familiar. Second, the knowledge we have accumulated over our long history of providing installation services allows us to keep our costs low. Our installation teams are very familiar with the features of the boilers we produce. Most customers recognize our competitive advantages as a boiler-related services provider and are willing to pay us a premium for more effective installation and maintenance services. In 2009, we introduced two new services, the boiler room design service and the boiler operation service, which were well accepted by our customers. Because we have been in this field for a long time, we have experienced employees to render such services. Thus we did not need to hire more staff to provide such services and, as a result, the gross margin for these two services are high.

The table below sets forth, for the periods indicated, gross profit as a percentage of our revenues in our two business segments:

	Year Ended December 31,
	2008	2009	2010
Manufacturing	26.9%	26.3%	26.1%
Installation and Services	33.5%	44.5%	42.9%
Overall	29.0%	33.3%	33.9%

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

Taxation

China Power is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Power had no U.S. taxable income for 2008, 2009 and 2010.

China Niceview was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

Hong Kong Niceview was incorporated in Hong Kong, and under the current laws of Hong Kong, is subject to Hong Kong profits tax, assessed on Hong Kong-sourced profits only, at a tax rate of 16.5% .

Desheng Boiler was certified as a New and High-Tech Enterprise and was subject to enterprise income tax at a preferential tax rate of 15% for fiscal years of 2008, 2009 and 2010. Desheng Installation and Fuyuan Installation were each subject to an enterprise income tax at a rate of 33%, but commencing on January 1, 2008, are each subject to an enterprise income tax at a rate of 25%. See Item 1 “Business—PRC Government Regulations—Taxation” for more information regarding the EIT Law and its implementation.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2010 and 2009

The following table shows key components of our results of operations for the years ended December 31, 2010 and 2009, in both dollars and as a percentage of our revenues.

	Year Ended		Year Ended
	December 31, 2009		December 31, 2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$70,974,991	100.0%	$108,504,273	100.0%
Cost of goods sold	47,353,025	66.7%	71,699,350	66.1%
Gross profit	23,621,966	33.3%	36,804,923	33.9%
Operating expenses
Selling expenses	2,430,278	3.4%	3,528,352	3.3%
General and administrative expenses	1,666,483	2.3%	3,761,844	3.5%
Total operating expenses	4,096,761	5.8%	7,290,196	6.7%
Income from operations	19,525,205	27.5%	29,514,727	27.2%
Other income (expenses)
Interest income	48,590	—	56,633	0.1%
Interest expense	(291,282)	(0.4)%	(266,252)	(0.2)%
Other income	119,175	0.2%	55,610	0.1%
Total other income (expenses)	(123,517)	(0.2)%	(154,009)	(0.1)%
Income before income tax expense and non controlling interest	19,401,688	27.3%	29,360,718	27.1%
Income tax expense	4,011,483	5.7%	6,319,222	5.8%
Net income	15,390,205	21.7%	23,041,496	21.2%
Less: Net income attributable to non controlling interest	—	—	(823,549)	(0.8)%
Net income attributable to stockholders	$15,390,205	$21.7%	$22,217,947	$20.5%
Foreign currency translation (gain) loss	50,227	0.1%	1,580,865	1.5%
Comprehensive income	$15,440,432	$21.8%	$24,622,361	$22.7%
Less: comprehensive income attributable to non controlling interest	—	—	(948,853)	(0.9)%
Comprehensive income attributable to stockholders	$15,440,432	$21.8%	$23,673,508	$21.8%

We have two operating segments: the manufacturing segment and the installation and services segment. Financial summary for the two segments is set forth below:

	Manufacturing		Installation and Services		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2009	2010	2009	2010	2009	2010
Revenues	$43,807,236	$57,742,698	$27,167,755	$50,761,575	$70,974,991	$108,504,273
Cost of goods sold	$32,285,002	$42,693,834	$15,068,023	$29,005,516	$47,353,025	$71,699,350
Gross profit	$11,522,234	$15,048,864	$12,099,732	$21,756,059	$23,621,966	$36,804,923
Gross profit margin	26.3%	26.1%	44.5%	42.9%	33.3%	33.9%

Revenues. Our revenues increased by $37.5 million, or 52.9%, to $108.5 million in 2010 from $71.0 million in 2009. The increase was mainly due to three factors. First, our scale of operations increased with the acquisition of Fuyuan Installation during the third quarter of 2010. Fuyuan Installation’s half year revenues of $12.5 million were consolidated in our total revenues. Second, our sales activities increased partly as a result of the recovery of the economy in China following the global economic crisis. Third, we enhanced our sales and marketing efforts in 2010. For instance, we organized, for the first time, a seminar at one of our customer sites in Suzhou City in the first half of 2010, during which our engineers provided a detailed introduction of our CFB technology and the advantages of our products. We gave attendees, who were invited by our sales managers of different regions, the opportunity to observe the performance of our boiler products and to monitor the operation of our boiler products closely and form an opinion of our boiler products. We arranged another similar seminar in Chengdu City in the second half of 2010 based on our successful experience in Suzhou City. We also attended industry seminars more frequently to promote our products, including a seminar on the printing and dyeing industry in Shanghai, a seminar on the food and beverage industry in Beijing and a seminar on the paper industry in Zhengzhou.

As a result of the foregoing, our revenues from the manufacturing business increased by $13.9 million, or 31.8%, to $57.7 million in 2010 from $43.8 million in 2009. We sold boilers with a total capacity of 4,861 steam tons in 2010, as compared to 4,023 steam tons in 2009. We also raised our boiler selling prices to partially shift the increase of raw material prices to customers. The average selling price per steam ton increased by $990, or 9.1%, to $11,879 in 2010 from $10,889 in 2009. Revenues from the installation and services business increased by $23.6 million, or 86.8%, to $50.8 million in 2010 from $27.2 million in 2009. The significant increase was partly due to the consolidation of $12.5 million in revenues from Fuyuan Installation in the second half of 2010. Also, Desheng Installation introduced boiler room design and boiler operation advisory services in 2009. These two new services generated revenue of $7.9 million in 2010, as compared to $4.1 million in 2009, [as their market recognition continued to increase].

Cost of goods sold. Our cost of goods sold increased by $24.3 million, or 51.4%, to $71.7 million in 2010 from $47.4 million in 2009. This increase was mainly due to an increase in the total capacity of boilers produced. As a percentage of revenues, cost of goods sold decreased from 66.7% in 2009 to 66.1% in 2010. For the manufacturing business, certain types of steel plates and steel pipes had higher average prices compared to 2009. Notwithstanding the higher average prices, cost of goods sold as a percentage of sales remained steady at 73.9% in 2010, as compared to 73.4% in 2009 because we were able to pass the cost increase to our customers by raising the selling prices of our boilers. Cost of goods sold as a percentage of revenues for the installation and services business increased slightly to 57.1% for 2010 from 55.5% in 2009. The slight increase was mainly due to the consolidation of the operating results of Fuyuan Installation, which had a higher cost of goods sold as a percentage of revenues at 63.8%, compared with that of Desheng Installation at 55.0% . The effects of the foregoing, however, were partially offset by the increase in the revenues from the two new services mentioned above, which had higher profit margins.

Gross profit. As a result of the foregoing, our gross profit increased by $13.2 million, or 55.8%, to $36.8 million in 2010 from $23.6 million in 2009. Gross profit margin was 33.9% in 2010 as compared to 33.3% in 2009. Gross profit margin increased because our cost of goods sold did not increase as fast as our revenues.

Selling expenses. Our selling expenses increased by $1.1 million, or 45.2%, to $3.5 million in 2010 from $2.4 million in 2009. Because sales commission is the single largest selling expense item, the increase in the revenues in 2010 had a corresponding impact on the increase in selling expenses as a whole. As a percentage of revenues, selling expenses in 2010 decreased to 3.3%, as compared to 3.4% in 2009. The decrease was mainly because we implemented effective cost control measures, including stricter approval procedures, on other selling expenses, which caused our selling expenses to increase at a slower rate compared to our revenue.

General and administrative expenses. Our general and administrative expenses increased by $2.1 million, or 125.7%, to $3.8 million in 2010 from $1.7 million in 2009. As a percentage of revenues, general and administrative expenses in 2010 increased to 3.5%, as compared to 2.3% in 2009. The significant increase was due to our acquisition of Fuyuan Installation. We recognized amortization costs of intangible assets arising from the acquisition of $0.7 million, general and administrative expenses of $0.1 million, audit and valuation fees of $0.2 million in connection with the acquisition. A small increase in the base salary of our management on July 1, 2009 also contributed to the increase in the general and administrative expenses. In addition, in order to meet the SEC reporting requirements as a public company, we hired more management staff and our salary expenses increased accordingly in 2010.

Income from operations. Our income from operations increased by $10.0 million, or 51.2%, to $29.5 million in 2010 from $19.5 million in 2009. Operating income as a percentage of revenues decreased to 27.2% in 2010, as compared to 27.5% in 2009. The decrease was due to the factors described above.

Interest expenses. Our interest expenses decreased by $25,030, or 8.6%, to $266,252 in 2010 from $291,282 in 2009. The decrease was due to decreases in the average interest rate and our average loan balance.

Income before income tax expense and noncontrolling interest. As a result of the foregoing, our income before income tax expense and noncontrolling interest increased by $10.0 million, or 51.3%, to $29.4 million in 2010 from $19.4 million in 2009. Income before income tax expense as a percentage of revenues decreased to 27.1% in 2010, as compared to 27.3% in 2009.

Income tax expense. Our income tax expense increased by $2.3 million, or 57.5%, to $6.3 million in 2010 from $4.0 million in 2009. Our effective tax rate for 2010 was 21.4%, as compared to 20.7% for 2009. The increase was mainly due to increased revenue contribution from our installation and services business, which was subject to an income tax rate of 25% compared to an income tax rate of 15% for our manufacturing business. In 2010, our installation and services business accounted for 64.2% of the total income before income tax expense compared with 57.1% for 2009. As a result, the effective tax rate increased in 2010.

Net income. As a result of the foregoing, our net income increased by $7.7 million, or 49.7%, to $23.0 million in 2010 from $15.4 million in 2009.

Net income attributable to non controlling interest. Net income attributable to non controlling interest for 2010 represented the net income attributable to Shisen Zhang, who holds a 40.0% equity interest in Fuyuan Installation.

Net income attributable to stockholders. As a result of the foregoing, net income attributable to stockholders increased by $6.8 million, or 44.4%, to $22.2 million in 2010 from $15.4 million in 2009.

Comparison of Fiscal Years Ended December 31, 2009 and 2008

The following table shows key components of our results of operations for the years ended December 31, 2009 and 2008, in both dollars and as a percentage of our revenues.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$54,407,035	100.0%	$70,974,991	100.0%
Cost of goods sold	38,648,902	71.0%	47,353,025	67.7%
Gross profit	15,758,133	29.0%	23,621,966	33.3%
Operating expenses
Selling expenses	2,002,198	3.7%	2,430,278	3.4%
General and administrative expenses	2,044,405	3.8%	1,666,483	2.3%
Total operating expenses	4,046,603	7.4%	4,096,761	5.8%
Income from operations	11,711,530	21.5%	19,525,205	27.5%
Other income (expenses)
Interest income	90,751	0.2%	48,590	—
Interest expense	(322,313)	(0.6)%	(291,282)	(0.4)%
Other income	51,753	0.1%	119,175	0.2%
Total other income (expenses)	(179,809)	(0.3)%	(123,517)	(0.2)%
Income before income tax expense	11,531,721	21.2%	19,401,688	27.3%
Income tax expense	2,200,930	4.1%	4,011,483	5.7%
Net income attributable to stockholders	$9,330,791	$17.2%	$15,390,205	$21.7%
Foreign currency translation (gain) loss	1,075,257	2.0%	50,227	0.1%
Comprehensive income attributable to stockholders	$10,406,048	$19.1%	$15,440,432	$21.8%

We have two operating segments: the manufacturing segment and the installation and services segment. Financial summary for the two segments is set forth below:

	Manufacturing		Installation and Services		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2008	2009	2008	2009	2008	2009
Revenues	$37,056,802	$43,807,236	$17,350,233	$27,167,755	$54,407,035	$70,974,991
Cost of goods sold	$27,106,568	$32,285,002	$11,542,334	$15,068,023	$38,648,902	$47,353,025
Gross profit	$9,950,234	$11,522,234	$5,807,899	$12,099,732	$15,758,133	$23,621,966
Gross profit margin	26.9%	26.3%	33.5%	44.5%	29.0%	33.3%

Revenues. Our revenues increased by $16.6 million, or 30.5%, to $71.0 million in 2009 from $54.4 million in 2008. The increase was mainly attributable to improvement in Chinese economic conditions in 2009 and enhanced marketing efforts. The global economic crisis that began in the second half of 2008 adversely and substantially affected Chinese manufacturers. Our customers in various industries were affected in 2008 and very few of them expanded their manufacturing capacity in the second half of 2008. Thus the demand for boilers was very low in 2008. The Chinese economy started to recover from the second quarter of 2009, partly as a result of the Chinese government’s economic stimulus measures. The Chinese manufacturing sector has resumed a steady growth since the second quarter of 2009, hence increasing demand for boilers and the steam capacity produced by such boilers. We also enhanced our marketing activities by doubling our advertising budget in 2009 over those in 2008 and encouraging our sales personnel to visit and communicate more frequently with our existing customers and potential customers. Our sales teams in different regions are required to maintain regular contact with the local environmental bureau and quality and technical supervision bureau to obtain possible marketing information. We sold boilers with total capacity of 4,023 steam tons in 2009 compared with 3,726 steam tons in 2008.

Our revenues from the manufacturing business increased by $6.7 million, or 18.1%, to $43.8 million in 2009 from $37.1 million in 2008. As larger-sized boilers command a higher average selling price, we devoted more promotional efforts on larger sized boilers in 2009. The average selling price per steam ton increased by $944, or 9.5%, to $10,889 in 2009 from $9,945 in 2008. As a result, we achieved higher revenues. Revenues from the installation and services business increased by $9.8 million, or 56.3%, to $27.2 million in 2009 from $17.4 million in 2008. In early 2009, we expanded the scope of our installation and services business by launching the boiler room design service and the other boiler operation service. Because of our good reputation in the boiler industry and also our experienced installation team, these two new services were well accepted by many of our customers. The total revenues for these two new services were $4.1 million in 2009. In addition, because there was a time lag between boiler sales and boiler installation, we installed more boilers in 2009 than in 2008, although we sold a smaller number of boilers in 2009. We installed boilers with total capacity of 3,585 steam tons in 2009 compared with 3,000 steam tons in 2008.

Cost of goods sold. Our cost of goods sold increased by $8.7 million, or 22.5%, to $47.4 million in 2009 from $38.6 million in 2008. This increase was mainly due to the increase in production of boilers due to the factors described above. As a percentage of revenues, cost of goods sold decreased from 71.0% in 2008 to 66.7% in 2009. The cost of goods sold as a percentage of revenues was reasonably stable for our manufacturing business and stayed at 73.4% in 2009 compared with 73.1% in 2008. The prices for steel plates and steel pipes remained at a low level in 2009 after the sharp decrease in October 2008 that resulted from the global financial crisis. However, as we discussed in “—Executive Overview of Financial Results—Cost of Goods Sold,” we generally do not benefit from lower steel prices. For the installation and services business, the cost of goods sold as a percentage of revenues decreased to 55.5% in 2009 from 66.4% in 2008. The decrease was mainly due to the launching of the two new, higher margin services mentioned above and improving our cost controls, including, among others, a reduction in our labor costs from greater efficiency, related to our installation and services business.

Gross profit. As a result of the foregoing, our gross profit increased by $7.9 million, or 49.9%, to $23.6 million in 2009 from $15.8 million in 2008. Gross profit margin was 33.3% in 2009 as compared to 29.0% in 2008. Gross profit margin increased in 2009 compared to the gross profit margin in 2008 because our cost of goods sold did not increase as fast as our revenues.

Selling expenses. Our selling expenses increased by $0.4 million, or 21.4%, to $2.4 million in 2009 from $2.0 million in 2008. As a percentage of revenues, selling expenses in 2009 decreased to 2.3%, as compared to 3.7% in 2008. The main reason for the decrease in the percentage of revenues was a portion of boiler sales in 2009 was not realized in 2009, which was reflected as a higher accounts receivable balance at the end of 2009 because we do not recognize selling expenses until after the sales are fully realized.

General and administrative expenses. Our general and administrative expenses decreased by $0.4 million, or 18.5%, to $1.7 million in 2009 from $2.0 million in 2008. As a percentage of revenues, general and administrative expenses in 2009 decreased to 2.4%, as compared to 3.8% in 2008. In 2008, we issued a special bonus of approximately $0.4 million to reward the continued service of our management during a very difficult year. No similar bonus was paid in 2009. In 2009, we also recorded savings in other expense items as a result of better cost controls, the effects of which were partially offset by a small increase in the base salary of most members of our management.

Income from operations. Our income from operations increased by $7.8 million, or 66.7%, to $19.5 million in the year ended December 31, 2009 from $11.7 million in the year ended December 31, 2008. Income from operations as a percentage of revenues increased to 27.5% in the year ended December 31, 2009, as compared to 21.5% in the year ended December 31, 2008. The increase in income from operations was due to the factors described above.

Interest expenses. Our interest expenses decreased by $31,031, or 9.6%, to $291,282 in 2009 from $322,313 in 2008. The decrease was the net impact of the lower weighted average interest rate and the larger average loan balance in 2009 compared with 2008.

Income before income tax expense. Our income before income tax expense increased by $7.9 million, or 68.3%, to $19.4 million in 2009 from $11.5 million in 2008. Income before income tax expense as a percentage of revenues increased to 27.3% in 2009, as compared to 21.2% in 2008. The increase of income before income tax expense was due to the factors described above.

Income tax expense. Our income tax expense increased by $1.8 million, or 82.3%, to $4.0 million in 2009 from $2.2 million in 2008. The increase of income tax expense was mainly due to the increased income before income tax expense as a result of the expansion of our business. The effective tax rate for the year ended December 31, 2009 was 20.7% while that for the year ended December 31, 2008 was 19.1% . The applicable income tax rate for our installation and services business was 25% while that for our manufacturing business was 15% in both years. Because we increased our revenues from our installation and services business in the year ended December 31, 2009 compared to the same period in 2008, our installation and services business accounted for 57.1% of the total income before income tax expense for the year ended December 31, 2009 compared with 43.0% in the year ended December 31, 2008. Therefore, the effective tax rate increased in the year ended December 31, 2009 compared with the year ended December 31, 2008.

Net income attributable to stockholders. As a result of the foregoing, our net income attributable to stockholders increased by $6.1 million, or 64.9%, to $15.4 million in 2009 from $9.3 million in 2008.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash generated from operations. Short-term fluctuations in working capital requirements have been met through bank borrowings as needed. Consistent with market practice among non-state-owned enterprises in China, we rely primarily on short-term loans for our borrowing. Our principal use of cash has been the payment of operating expenses and capital expenditures and servicing our debt obligations. In the past Desheng Boiler and Desheng Installation had each paid cash dividends, but in view of our planned expansion of our capacity and business, we do not anticipate paying dividends to our stockholders in the near future.

China Power is a holding company, and the equity interest in its subsidiaries is the Company’s only material asset. Our business is conducted through Desheng Boiler, Desheng Installation and Fuyuan Installation, our three PRC subsidiaries. Our PRC subsidiaries may incur additional indebtedness that may restrict or prohibit the payment of dividends or other distributions or the transfer of assets to China Power or other related entities.

As of December 31, 2010, we had cash and cash equivalents of approximately $18.8 million.

Line of Credit

The following table sets forth amounts available for us to borrow under maximum debt guarantee contracts between Desheng Boiler and Shanghai Pudong Development Bank. We refer to these maximum debt guarantee contracts as our line of credit. The following table includes the amounts outstanding under our line of credit as of December 31, 2010 and 2009.

		December 31, 2009				December 31, 2010
		Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	Starting date	date	amount	facility	date	date	amount	facility
Shanghai Pudong Development Bank	Aug. 12, 2008	Aug. 11, 2011	$4,387,761	$1,462,586	Aug. 12, 2008	Aug. 11, 2011	$4,537,342	$1,512,447

The short term loans described above have been borrowed pursuant to our lines of credit.

The table below sets forth, for the periods indicated, a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow
(all amounts in U.S. dollars)
	2008	2009	2010
Net cash provided by operating activities	$2,840,960	$8,093,590	$21,940,079
Net cash used in investing activities	(74,017)	(80,800)	(7,494,026)
Net cash used in financing activities	(6,432,954)	(8,551,532)	(2,251,091)
Effects of Foreign currency exchange rate changes in cash and cash equivalents	597,293	16,235	458,266
Net changes in cash and cash equivalents	(3,068,718)	(522,507)	12,653,228

Operating Activities

Net cash provided by operating activities was $2.8 million, $8.1 million and $22.0 million in 2008, 2009 and 2010, respectively.

Net cash provided by operating activities was $22.0 million in 2010, as compared with $8.1 million in 2009. The increase was mainly attributable to the growth of our net income. Further, we managed to have better control on our accounts payable, which had a positive impact on our operating activities cash flow.

Net cash provided by operating activities was $8.1 million in 2009, as compared with $2.8 million in 2008. The increase in 2009 was mainly due to our higher net income in 2009, which was partially offset by the larger increase in accounts receivable in 2009 compared with 2008. The accounts receivable increased by $3.1 million in 2008 while the accounts receivable increased by $5.3 million in 2009, which was due to the several large sales shortly before the end of 2009. Accounts receivable has a negative impact on net operating cash flow.

Investing Activities

Net cash used in investing activities was $0.1 million, $0.1 million and $7.5 million in 2008, 2009 and 2010, respectively. The increase was mainly attributable to our expansion plan.

Our capital expenditures were approximately $0.1 million, $0.1 million and $3.7 million for 2008, 2009 and 2010, respectively. We expect that our capital expenditures will increase in the future because of our planned expansion of production capacity and equipment upgrade. Our expansion plan is expected to be completed by the end of 2011. As of December 31, 2010, we had spent $2.1 million in this expansion plan for the construction of eight workshops and another $1.6 million to purchase new equipment. We have budgeted another $6.0 for this expansion plan million in 2011, which will be used to purchase 68 sets of new equipment for our new workshops or for equipment upgrades in our existing workshops. We expect the plan will increase our production capacity by approximately 1,000 steam tons by the end of the first quarter of 2011 and another 1,500 steam tons by the end of fourth quarter 2011. These capital expenditures will be funded through cash generated from operating activities and, if available, from net proceeds from this offering.

Net cash used in investing activities was $7.5 million in 2010, as compared with $0.1 million in 2009. The increase was mainly attributable to our acquisition of Fuyuan Installation and the capital expenditures as mentioned above.

Net cash used in investing activities was $0.1 million in 2009, as compared to $0.1 million in 2008. There was little change from 2008 to 2009 and the small amount of net cash used in investing activities was to purchase fixed assets in both years.

Financing Activities

Net cash used in financing activities was $2.3 million in 2010, compared with net cash used in financing activities of $8.6 million and $6.4 million in 2009 and 2008.

The net cash inflow in 2010 was attributable to net proceeds of $9.5 million from the private placement in June 2010 and net proceeds from a shareholder loan of $3.9 million, the effects of which were partially offset by our payment of dividends of $8.7 million, net repayment of bank loans of $1.8 million during the year, and payment of $5.2 million for acquisition of Desheng Boiler and Desheng Installation.

The net cash outflow in 2009 was mainly due to the distribution of dividends. Net cash used in financing activities was $8.6 million in 2009, as compared to $6.4 million in 2008. The increase was mainly due to payment of more dividends in 2009 compared with 2008. Our bank loan balance remained substantially the same in 2009.

Loan Facilities

On August 12, 2008, Desheng Boiler entered into an agreement for a secured line of credit with Shanghai Pudong Development Bank. Pursuant to the agreement, building and land use rights of Desheng Boiler, which were valued at approximately $6.7 million, have been pledged to Shanghai Pudong Development Bank as collateral for a line of credit of RMB 30.0 million (approximately $4.4 million). The line of credit also imposes restrictive covenants on Desheng Boiler, including, among others, prohibitions of (i) disposing of any of the collateral or any of its other material assets and (ii) significantly changing its business and operations without the prior written consent the lender. The line of credit does not contain any financial maintenance covenants. In July 2010, Desheng Boiler borrowed RMB 20.0 million (approximately $3.0 million) under this line of credit with an interest rate of 5.841% . Under the agreement for this loan, if Desheng Boiler fails to timely pay the outstanding principal under the line of credit, the lender shall be entitled to penalty interest at the rate of 30% above the underlying rate of the loan until such principal and interest are paid off. Further, if Desheng Boiler fails to use the loaned funds in accordance with the purpose stated in the loan agreement, the lender shall be entitled to default interest against the misappropriated principal based on the days of the misappropriation, at a rate of 100% above the underlying rate of the loan until such principal and interest are paid off. As of December 31, 2010, Desheng Boiler had a total of RMB 20.0 million (approximately $3.0 million) outstanding under this line of credit, and $1.5 million of this line of credit remained undrawn. We can draw on any unused amount until August 11, 2011, when the line of credit expires.

We believe that our operating cash provided by sales of boilers and provision of boiler-related services is sufficient to repay the portion of such loans that is due within the next 12 months. We also believe that our currently available working capital, together with the net proceeds from our recent offering, should be adequate to sustain our operations at our current levels through at least the next 12 months. We may, however, in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that may restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2010:

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-term debt obligations	$3,024,895	$3,024,895	$-	$-	$-
Interest expense obligations for outstanding debt	117,769	117,769	-	-	-
Total	$3,142,664	$3,142,664	$-	$-	$-

As of December 31, 2010, we had no material long-term debt obligations.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to significant seasonal variations except that we normally have slow period around Chinese new year public holiday.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We consider our critical accounting policies to be those that require the most significant estimates and judgments in the preparation of our consolidated financial statements, including the following:

Revenue recognition

Manufacturing. We recognize revenue from boiler sales in accordance with Accounting Standards Codification, or ASC, Topic 605. All of the following criteria must exist in order for us to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or we have objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. In the PRC, a value added tax, or VAT, of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company. The revenues are recognized on the net basis.

Installation and Services. We recognize revenue from the delivery of installation service in accordance with ASC Topic 605-35, “Construction-Type and Production-Type Contracts,” using the percentage-of-completion method. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. Repair and maintenance service revenue is recognized when the service is delivered. From time to time, we will record costs and estimated profits in excess of billings for a contract. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

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

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of December 31, 2010.

Inventory

Inventories are stated at lower of cost or market. Cost is determined using weighted average method. Inventory includes raw materials, work in process and finished goods. The variable production overheads are allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overheads to the cost of conversion is based on the normal capacity of the production facilities.

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

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities, totaling $1,660,922, assumed upon the acquisition of Fuyuan Installation. We evaluate the carrying value of goodwill for impairment annually or when a possible impairment is indicated.

Recent Accounting Pronouncements

In January 2010, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements". This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption will not have any impact on the Group’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Group’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350)”. ASU 2010-28 requires an entity with reporting units with zero or negative carrying amounts, the Step 2 of test should be performed, in accordance with guidance in Topic 350. ASU 2010-28 is effective for interim and annual reporting periods beginning after December 15, 2010, early adoption is not permitted. The Group estimated that the adoption will not have any significant impact on the Group’s consolidated financial position and results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805)”. ASU 2010-29 provides further interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Group estimated that the adoption will not have any significant impact on the Group’s consolidated financial position and results of operations.

In 2010 and 2011, except for the above ASUs, FASB issued several ASUs – ASU 2010-1 through ASU 2010-29 and ASU 2011-1, which are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to 12 months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during 2010.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of December 31, 2010 would decrease net income before provision for income taxes by approximately $0.03 million for 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated sales and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our sales and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB sales, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or Euro in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material effect on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

Current vulnerability due to certain other concentrations

Our operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 30 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

We transact all of our business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China, or PBOC. However, the unification of the exchange rates does not imply that RMB may be readily convertible into U.S. dollar or other foreign currencies. All foreign exchange transactions continue to take place either through PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by PBOC. Approval of foreign currency payments by PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2010. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in thousands of U.S. dollars)

	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2009	2009	2009	2009	2010	2010	2010	2010
Revenue	$17,778,625	$18,951,139	$17,626,639	$16,618,588	$20,561,994	$26,144,203	$29,982,585	$31,815,491
Gross profit	5,751,912	6,497,757	6,047,583	5,324,714	6,926,297	8,728,147	10,095,678	11,054,801
Income before income taxes	4,653,313	5,353,064	4,992,333	4,402,978	5,738,821	7,214,323	7,542,969	8,864,605
Net income attributable to stockholders	3,721,979	4,229,338	3,931,048	3,507,840	4,560,465	5,639,928	5,640,355	6,402,030
Basic and diluted earnings per share	0.40	0.46	0.43	0.38	0.50	0.59	0.52	0.59

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Honghai Zhang, and our Chief Financial Officer, Mr. S.D. Liu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on our assessment, Mr. Zhang and Mr. Liu determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2010 due to the material weakness described below, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2010, because of the material weaknesses in our internal control over financial reporting described below.

Prior to the reverse acquisition, Desheng Boilers and Desheng Installation were subsidiaries of private holding companies and had limited accounting personnel and other resources to establish a high standard of internal control over financial reporting. In connection with the reverse acquisition and the anticipated growth, we added financial and accounting personnel with knowledge of U.S. GAAP and SEC reporting requirements or work experience in a “big four” accounting firm and implemented a U.S. GAAP training program for our accountants.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified three material weaknesses. These weaknesses were: (i) lack of an audit committee and an internal audit department; (ii) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (iii) lack of standard chart of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes.

We have implemented several measures to address the material weaknesses that have been identified, including the following:

  We have established an audit committee of our board of directors. Each of our audit committee members has substantial experience and knowledge in finance and corporate governance. The audit committee will provide oversight of our accounting and financial reporting;

  We are in the process of establishing an internal audit department, which will report to the board of directors directly. The internal audit department will be responsible for performing regular internal audits over financial and other operational functions;

  We have set up a standard chart of accounts and we are drafting an accounting manual and closing procedures in accordance with U.S. GAAP and SEC reporting standards;

  We have engaged one of the “big four” accounting firms to provide advisory services in order to enhance our internal control practices and procedures; and

  We have hired a senior financial reporting manager who has substantial knowledge of and experience regarding U.S. GAAP and SEC reporting requirements.

Because the Company is a non-accelerated filer, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2010, that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

NAME	AGE	POSITION
Honghai Zhang	44	Chairman of the board of directors and Chief Executive Officer
S.D. Liu	35	Chief Financial Officer
Shiyong Fan	43	Director and Chief Operating Officer
Jinxin Jiang	42	Chief Executive Officer of Desheng Installation
Wuling Fu	48	Chief Technology Officer
Chia-Hung (“Remington”) Hu	43	Independent Director
Zhenduo Liu	62	Independent Director
Fei He	42	Independent Director

Mr. Honghai Zhang. Mr. Zhang became our chairman and chief executive officer on June 1, 2010 when we consummated our reverse acquisition of China Niceview. Mr. Zhang has been chairman of Desheng Boiler and chief executive officer since 2005. He is responsible for formulating our overall business strategies and policies. Prior to 2005, Mr. Zhang was chairman of Guanlian Engineering Co., Ltd., a decoration and fire protection company, responsible for overall management of that company. Mr. Zhang was awarded the honor of “Outstanding Entrepreneur of Kaifeng City” by Kaifeng consecutively for three years since 2006. Mr. Zhang holds a Bachelor’s degree from Henan University. Mr. Zhang’s experience, qualifications, attributes and skills led us to conclude that he should serve as chairman of the board of directors of our company, in light of our business and structure.

Mr. S.D. Liu. Mr. Liu became our chief financial officer on June 1, 2010 when we consummated our reverse acquisition of China Niceview. Mr. Liu has been the chief financial officer of Desheng Boiler since May 20, 2010. Before joining our organization, Mr. Liu was employed at PricewaterhouseCoopers, or PwC, for more than 10 years. He was a senior audit manager at PwC. Mr. Liu has hands-on audit experience with Fortune 500 companies as well as Chinese domestic listed companies. He possesses in-depth knowledge of Chinese accounting standards, IFRS and U.S. GAAP. Mr. Liu holds a Bachelor’s degree of International Business Management from University of International Business and Economics, China. He is also a member of Chinese Institute of Certified Public Accountants (CICPA).

Mr. Shiyong Fan. Mr. Fan became our chief operating officer on June 1, 2010 and became our director on December 24, 2010. Before that, he was chief operating officer of Desheng Boiler from 2008, responsible for operation and policy research. He served as general manager assistant at Veolia China, a Fortune 500 company from 2006 to 2008 Mr. Fan has overseas work experience, having served as managing director of Fortune Star Trading Company from 2004 to 2006. He also has ten years’ experience in government, serving as secretary of Mayor of Zhengzhou City from 1990 to 2001. Mr. Fan holds an MBA from Victoria University of Wellington, New Zealand. Based on Mr. Fan’s knowledge of our Company and industry and his unique, combined management and government experience, we believe Mr. Fan has the experience, qualifications, attributes and skills to serve as a member of our board.

Mr. Jinxin Jiang. Mr. Jiang was head of our installation business from 2005 until 2007, when we spun off the installation business into Desheng Installation and he became the chief executive officer of Desheng Installation. Since graduation from Harbin Industry University with a Bachelor’s degree in 1990, he has been employed by Desheng Boiler.

Mr. Wuling Fu. Mr. Fu became our chief technology officer on June 1, 2010. He joined the predecessor to Desheng Boiler in 1983 and remained there through the formation of Desheng Boiler until his promotion to his current position in 2004. He was responsible for the R & D relating to the KG-25/3.8 -M boiler, which was awarded “Industry Boiler Energy-Saving Product” by Chinese Boiler Association in 2006. In 2005, he was awarded “Star Performer” by Kaifeng Municipal Government. Mr. Fu holds a Bachelor’s degree from Henan University.

Mr. Remington Hu. Mr. Hu became our director on December 24, 2010. He also serves on the audit committee, Compensation Committee and nominating and governance committee of the board, and is chairman of the audit committee. He is the founder and Chief Enabler of Wharton Leadership Academy Training and Education where he is in charge of training program design, development and delivery for Chinese corporations and individuals. From 2008 through 2009, Mr. Hu served as Chief Financial Officer of Yucheng Technologies Limited (Nasdaq: YTEC). He also served as Chief Representative for China at CVM Capital Partners, a venture capital firm, from 2004 through 2007. Mr. Hu currently serves as director and audit committee chairman of China Information Technology, Inc. (Nasdaq: CNIT). Mr. Hu obtained his Bachelor’s of Science from National Chiao Tung University and his Master’s of Business Administration from The Wharton School of the University of Pennsylvania. Based on Mr. Hu’s experience overseeing the management of public companies, extensive knowledge of finance and accounting and technical background, we believe Mr. Hu has the experience, qualifications, attributes and skills to serve as a member of our board.

Mr. Zhenduo Liu. Mr. Liu became our director on December 24, 2010. He also serves on the audit committee, Compensation Committee and nominating and governance committee of the board, and is chairman of the governance and nominating committee. Mr. Liu is the president of the Industrial Boiler Branch of China Electrical Equipment Industry Association (CIBB). From 1997 to 2009, he served as the vice president of Shanghai Electric (Group) Corporation, one of the three largest power supply groups in China. From 2005 to 2009, he served as a director and the general manager of Shanghai Mechanical and Electrical Industry Co., Ltd. In 2007, he was also appointed as the executive director and the president of the board of directors of Shanghai Prime Machinery Co., Ltd., a Hong Kong-listed company. Mr. Liu graduated in 1986 from Shanghai University of Finance and Economics where he majored in industrial economics management. In 2000, he graduated from the Graduate School of East China Normal University and an MBA from the Asia International Open University (Macau). Based on Mr. Liu’s extensive industry and management experience, including his knowledge of the boiler industry, we believe Mr. Liu is a suitable candidate to serve as a member of our board.

Mr. Fei He. Mr. He became our director on December 24, 2010. He also serves on the audit committee, Compensation Committee and nominating and governance committee of the board, and is chairman of the Compensation Committee. Mr. He has been an independent director of Shengtai Pharmaceutical, Inc., a publicly traded company in the United States, since June 2010. He has served as Strategy and M&A Director of Royal DSM N.V. (China), a life sciences and materials sciences company, responsible for strategy and mergers and acquisitions since 2007. From 2005 to 2007, he worked for A.T. Kearney, a global management consulting company, in China and led the strategic consultation for several merger and acquisition projects in the hi-tech industries in China. Mr. He was also a director of the WOLVERINE Venture Capital Fund in the United States from 2002 to 2005. Prior to that, he worked for Pfizer in the United States since 1998 in several positions, as post-doctoral researcher, senior scientist and business development manager. Mr. He graduated with a B.Sc. from Beijing University, Beijing, China in 1990 and with a Ph.D. of Chemistry from University of California, Davis in 1998. Mr. He also obtained an MBA from University of Michigan Ross School of Business in 2004. Based on Mr. He’s prior experience serving as a director of United States public companies, extensive technical background and ability to provide valuable strategic merger and acquisition advice, we believe Mr. He has the experience, qualifications, attributes and skills to serve as a member of our board.

Directors are elected annually and serve until their successors are duly elected and qualified.

Except as noted in Item 1 “Business—Our History and Background—Private Placement Transaction,” there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of, nor will any of them act at the direction of, any other person. Pursuant to the stock purchase agreement we concluded with investors in the private placement transaction, the investors have the right to notify the Company to terminate the chief financial officer and has the right to veto the appointment of the replacement chief financial officer of the Company.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on our board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board considers the qualifications of directors and director candidates individually and in the broader context of the board’s overall composition and our current and future needs.

In its assessment of each potential candidate, including those recommended by stockholders, the board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the board determines are pertinent in light of the current needs of the board. The board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the board assesses intangible qualities including the individual's ability to ask difficult questions and, simultaneously, to work collegially.

The board does not have a specific diversity policy, but considers diversity of race, ethnicity, age, cultural background and professional experiences and opinions in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Family Relationships

There are no family relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

We were not subject to Section 16(a) of the Exchange Act during fiscal year 2010.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our current report on Form 8-K filed on December 29, 2010. The code of ethics is also posted on the corporate governance page of our website at www.chinapowerti.com. Any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver.

Board Composition and Committees

Our board of directors is currently composed of five members, three of whom, Messrs. Remington Hu, Fei He and Zhenduo Liu, are “independent” directors, within the meaning of the listing rules of The Nasdaq Stock Market, LLC, or the NASDAQ Listing Rules. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Our board of directors currently has three standing committees: the Audit Committee, Compensation Committee and Governance and Nominating Committee, which, pursuant to delegated authority, perform various duties on behalf of and report to the board. Each of these Committees is comprised entirely of independent directors. From time to time, the board may establish other committees. Each committee was formed on December 24, 2010. Copies of the charters for each of our standing committees may be obtained from our website at www.chinapowerti.com.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is currently composed of three members: Messrs. Remington Hu, Fei He and Zhenduo Liu. Our board of directors determined that each member of the Audit Committee meets the independence criteria prescribed by applicable rules and regulations of the SEC for audit committee membership and is an “independent” director within the meaning of the NASDAQ Listing Rules. Each Audit Committee member also meets NASDAQ’s financial literacy requirements. Mr. Hu serves as Chair of the Audit Committee.

The Audit Committee oversees our financial reporting process on behalf of the board of directors. Its responsibilities include the following functions:

  approve and retain the independent auditors to conduct the annual audit of our books and records;

  review the proposed scope and results of the audit;

  review and pre-approve the independent auditors’ audit and non-audited services rendered;

  approve the audit fees to be paid;

  review accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;

  review and approve transactions between us and our directors, officers and affiliates;

  recognize and prevent prohibited non-audit services; and

  meeting separately and periodically with management and our internal auditor and independent auditors.

Our board also determined that Mr. Hu possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 5605(c)(2)A) of the NASDAQ Listing Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee is currently composed of three members, Messrs. Remington Hu, Fei He and Zhenduo Liu, each of whom is “independent” within the meaning of the NASDAQ Listing Rules. Mr. He serves as Chair of the Compensation Committee.

Our Compensation Committee is responsible for making recommendations to the board concerning salaries and incentive compensation for our officers and executives and administers our stock option plans. Its responsibilities include the following functions:

  reviewing and recommending policy relating to the compensation and benefits of our officers and executives, including reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other senior officers; evaluating the performance of these officers in light of those goals and objectives; and setting compensation of these officers based on such evaluations;

  administering our benefit plans and the issuance of stock options and other awards under our stock plans;

  recommending the type and amount of compensation to be paid or awarded to members of our board of directors, including consulting, retainer, meeting, committee and committee chair fees and stock option grants or awards; and

  reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers.

Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated.

Governance and Nominating Committee

Our Governance and Nominating Committee is currently composed of three members, Messrs. Remington Hu, Fei He and Zhenduo Liu, each of whom is “independent” within the meaning of the NASDAQ Listing Rules. Mr. Liu serves as Chair of the Governance and Nominating Committee.

The Governance and Nominating Committee is responsible for identifying potential candidates to serve on our board of directors and its committees. Its responsibilities include the following functions:

  making recommendations to the board regarding the size and composition of the board;

  identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

  establishing procedures for the nomination process;

  advising the board periodically with respect to corporate governance matters and practices, including periodically reviewing corporate governance guidelines to be adopted by the board; and

  establishing and administering a periodic assessment procedure relating to the performance of the board as a whole and its individual members.

The Governance and Nominating Committee will also consider director nominees recommended by stockholders and will evaluate such director candidates in the same manner as it evaluates director candidates recommended by our directors, management or employees.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Background and Compensation Philosophy

Prior to the reverse acquisition in 2010, China Niceview was a privately-held corporation. China Niceview’s operating subsidiaries were private limited companies organized under the laws of the PRC, and, in accordance with PRC regulations, the salaries of the executive officers of those operating subsidiaries were determined by their stockholders.

Following the reverse acquisition of our company by China Niceview, our named executive officers include Honghai Zhang, as chairman and chief executive officer, and S.D. Liu, as chief financial officer. Our board of directors is responsible for determining the compensation of our named executive officers. Compensation is based on our financial and operating performance and prospects as well as the contribution of each of the executive officers to our success, and our board of directors will examine and consider similarly sized boiler manufacturing companies which operate in our geographic region in determining the final compensation package. As disclosed below, each of the named executive officers has entered into an employment agreement.

Our Compensation Committee is charged with the oversight of our executive compensation plans, policies and programs and has the authority to determine and approve the compensation of our chief executive officer. It is also charged with making recommendations with respect to the compensation of our other executive officers.

The goal of the board of directors in determining compensation is to adequately reward the efforts and achievements of executive officers who manage our company, while the objective of our compensation program as a whole is to incentivize our employees and to retain them to reduce turnover. We currently have no pension plans, stock option plans, non-equity incentive plans or deferred compensation arrangements. We have not engaged a compensation consultant in any capacity but believe that our executive compensation package is comparable to similar businesses in the areas in which we operate.

Our Compensation Committee intends to review the compensation of our executive officers to determine whether there is a need to adjust their respective compensation levels such that they are commensurate with those of executive officers of comparable listed companies.

Elements of Compensation

We provide our executive officers with a base salary and discretionary bonuses to compensate them for services rendered during the year. We believe that this method of compensating our executives has served the company well and does not encourage unreasonable risk-taking and are not reasonably likely to have a material adverse effect on the Company.

Prior to our reverse acquisition, the overall compensation of our executive officers was based in significant part on an evaluation of company profits in comparison to the profits of peer companies, while individual officer compensation was determined on a case-by-case basis.

We have not yet determined specific performance metrics with regard to base salary, bonuses and any other compensation measures for our named executive officers. However, we expect that such compensation measures will be formulated and approved by our Compensation Committee after this offering and that compensation will be awarded based upon the achievement of predetermined performance goals which will be enumerated at the beginning of the applicable period.

  Base Salary. The base salary is intended to compensate the named executive officers based on their level of responsibility, the complexity and importance of the given role, leadership and growth potential, and experience. An executive officer’s base salary is governed by his respective employment agreement(s) and is reflected in the Summary Compensation Table below.

  Discretionary Bonus. We did not pay any bonus compensation to our executive officers in 2010. If, in the future, our board of directors determines that bonus compensation should supplement our executive compensation package, our Compensation Committee may adopt a formal incentive bonus plan which will establish performance goals for each of the executive officers and the maximum bonus amount attainable upon the achievement of such goals.

  Equity Incentives. At present, we do not have an equity based incentive program and we did not grant stock based awards as compensation in 2010. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted. This will provide us with the ability to convey stock as compensation to eligible employees, including each of our named executive officers, if our Compensation Committee determines that such awards are in our best interests and those of our stockholders.

  Retirement Benefits. Our executive officers are not presently entitled to company-sponsored retirement benefits.

  Perquisites. Historically, we have provided certain of our named executive officers with perquisites and other personal benefits that we believe to be reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete, especially for expatriate executives who perform services abroad. We believe that these additional benefits provide time efficiencies and assist our executives in performing their duties. We expect our historical practices regarding perquisites to continue but those practices will be subject to periodic review by our Compensation Committee.

Summary Compensation Table — Fiscal Years Ended December 31, 2010, 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)
Honghai Zhang,	2010	52,941	-	-	52,941
Chairman and Chief Executive Officer (1)	2009	52,625	-	-	52,625
	2008	48,260	7,182	-	55,442

S.D. Liu,	2010	30,882	-	-	30,882
Chief Financial Officer (2)	2009	-	-	-	-
	2008	-	-	-	-
Sha Chen,	2010	-	-	-	-
former Chief Executive Officer (3)	2009	-	-	-	-
	2008	-	-	-	-
Timothy L. Kuker,	2010	-	-	-	-
former Chief Executive Officer (4)	2009	-	-	-	-
	2008	-	-	-	-

(1)

On June 1, 2010, we acquired China Niceview in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Honghai Zhang became our chief executive officer, effective immediately. Prior to the effective date of the reverse acquisition, Mr. Zhang served as the chief executive officer of Desheng Boiler. The annual, long term and other compensation shown in this table include the amount Mr. Zhang received from Desheng Boiler prior to the consummation of the reverse acquisition.

(2)	S.D. Liu’s annual salary for 2010 was $52,941. Mr. Liu became our chief financial officer on June 1, 2010, therefore his 2010 salary was prorated for his length of service.

(3)	Sha Chen resigned from all offices she held with us upon the closing of the reverse acquisition of China Niceview on June 1, 2010.

(4)	Timothy L. Kuker resigned as our sole director and officer on May 25, 2010, at which time Ms. Chen was appointed as our sole director and officer.

Summary of Employment Agreements and Material Terms

All of our employees have executed our standard employment agreement. Our executive officers have also executed our form of management employment agreement. The form of management employment agreement provides that:

  The employee is entitled to all statutory provisions of state holidays, marriage, funeral home, family planning, home leave and paid holidays.

  Use rights and ownership of inventions or work results derived using the employer’s equipment, information, time or venue shall belong to the employer, and the employee shall have no right in or to such inventions or work results.

  The agreement can be terminated: (i) by mutual agreement; (ii) by the employer if the employee fails to comply with employment conditions, violates Desheng Boiler’s rules and regulations, engages in serious dereliction of duty or fraud that causes significant harm to the interest of Desheng Boiler or is convicted of a crime or misrepresents his qualifications, or (iii) by the employer upon 30 days advance notice in the event of the employee’s disability, inability to meet his duties, change in circumstances such that the intent of the employment agreement cannot be achieved or Desheng Boiler’s bankruptcy or severe operational difficulties.

  For two years after termination of employment, the employee is obligated to maintain confidentiality of the employer’s business and technology secrets and not to compete with the employer for two years.

The employment agreements with our executives generally have non-fixed terms and do not specify the compensation for the respective executive. For 2010, the board approved the following annual salaries for our executive officers: (i) RMB 360,000 (approximately $52,941) for Honghai Zhang; (ii) RMB 360,000 (approximately $52,941) for S.D. Liu; (iii) RMB 300,000 (approximately $43,854) for Shiyong Fan; (iv) RMB 300,000 (approximately $43,854) for Jinxin Jiang; and (v) RMB 300,000 (approximately $43,854) for Wuling Fu. S.D. Liu’s employment with the Company began on June 1, 2010, and he received a pro rated salary for that year. The Compensation Committee has not yet determined annual salaries for 2011.

Other than necessary social benefits mandated by the PRC government and defined in the above-referenced employment agreements, we do not currently provide other benefits to our officers. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers in 2010.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2010. No equity awards were made during the 2010 fiscal year.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers and no restricted stock held by such executive officers vested during the 2010 fiscal year.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2010.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered to or issued to any named executive officer during the 2010 fiscal year.

Potential Payments Upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation of Directors

On December 24, 2010, each of Remington Hu, Fei He and Zhenduo Liu, our independent directors, entered into agreements with the Company, pursuant to which they will receive $30,000, $25,000 and RMB 60,000 (or approximately $9,050), respectively, each year during their tenure as directors. Such directors’ fees will be payable monthly in equal installments. During the 2010 fiscal year, each director received one month’s of director’s fees. The following table sets forth the total compensation earned by our directors during fiscal year ended December 31, 2010:

	Fees earned or	All other
	paid in cash	compensation	Total
Name	($)	($)	($)
Remington Hu	2,500	-	2,500
Fei He	2,083	-	2,083
Zhenduo Liu	795	-	795

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee was created on December 24, 2010, so during most of fiscal year 2010, we did not have a standing Compensation Committee. Our board of directors was responsible for the functions that would otherwise be handled by the Compensation Committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers. None of our executive officers has served on the board of directors or Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our board.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

/s/ Compensation Committee
Fei He, Chair
Remington Hu
Zhenduo Liu

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 22, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No. 12, Gongyuan Road, Kaifeng City, Henan Province 475002, People’s Republic of China.

			Amount and
			Nature of	Percent
			Beneficial	of
Name and Address of Beneficial Owner	Office, If Any	Title of Class	Ownership(1)	Class(2)
Officers and Directors
Honghai Zhang	Chairman and Chief	Common Stock	-	*
	Executive Officer
S.D. Liu	Chief Financial Officer	Common Stock	-	*
Shiyong Fan	Chief Operating Officer and	Common Stock	6,500,000(3)	59.49%
	Director
Jinxin Jiang	Chief Executive Officer of	Common Stock	-	*
	Desheng Installation
Wuling Fu	Chief Technology Officer	Common Stock	-	*
Remington Hu	Director	Common Stock	-	*
Zhenduo Liu	Director	Common Stock	-	*
Fei He	Director	Common Stock	-	*
All officers and directors as a group		Common Stock	6,500,000(3)	59.49%
(8 persons named above)
5% Security Holders
Wise Winning Limited(3)		Common Stock	6,500,000	59.49%
Palm Grove House, P.O. Box 438
Road Town, Tortola
British Virgin Islands
Sun Forever Limited(4)		Common Stock	833,334	7.63%
Room 1303, BEA Tower
66 Hua Yuan Shi Qiao Road
Pudong New Area, Shanghai
People’s Republic of China
Sparkle Century International Limited(5)		Common Stock	700,000	6.41%
Palm Grovehouse, P.O. Box 438
Road Town, Tortola
British Virgin Islands

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common stock.

(2)

As of March 22, 2011, a total of 10,925,960 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d- 3(d)(1). For each Beneficial Owner above, any securities that are exercisable or convertible within 60 days have been included in the denominator.

(3)

Represents 6,500,000 shares held by Wise Winning, a BVI company owned and controlled by Mr. Shiyong Fan. Mr. Fan has granted an option to our chairman and chief executive officer, Mr. Honghai Zhang, to acquire all of Mr. Fan’s ownership interests in Wise Winning.

(4)

Gang Wang is the managing partner of Envision Capital Management Limited. Envision Capital Management Limited, by agreement with other equity owners of Sun Forever Limited, has sole voting and dispositive power over shares owned by Sun Forever Limited. Gang Wang and Envision Capital Management Limited disclaim any ownership interest in shares owned by Sun Forever Limited.

(5)	Dongkai Shi has sole investment and dispositive power over shares owned by Sparkle Century International Limited.

Changes in Control

Pursuant to an option agreement, dated May 6, 2010, between Messrs. Shiyong Fan and Honghai Zhang, Mr. Zhang was granted an option to acquire 50,000 shares representing all of the equity interests of Wise Winning owned by Mr. Fan. Mr. Zhang may exercise the option during the period commencing on the date which is six months after the date on which a resale registration statement for our shares issued to the investors in the first equity financing conducted after the closing of the reverse acquisition is declared effective by the SEC, but before the fifth anniversary of the registration statement effective date.

Other than the foregoing, we do not currently have any arrangements which, if consummated, may result in a change of control of our Company

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On June 17, 2010, in connection with our private placement transaction, we entered into a Make Good Escrow Agreement with Honghai Zhang, our chairman and chief executive officer, the investors, the lead investor and Escrow, LLC, as escrow agent, pursuant to which the parties agreed to the establishment of an escrow account into which Mr. Zhang would deliver certificates evidencing 1,250,000 shares of common stock of the Company, to be held for the benefit of the investors in the event that we do not meet certain financial performance thresholds for fiscal years 2010 and/or 2011. If the number of shares of common stock required to be delivered to the investors by Mr. Zhang exceeds 1,250,000, then Mr. Zhang shall be required to promptly deposit into escrow an additional 750,000 shares of common stock.

  On June 1, 2010, as a condition precedent to the consummation of our reverse acquisition of China Niceview, we entered into a cancellation agreement with Sha Chen, our sole director and officer immediately prior to our reverse acquisition, whereby Ms. Chen agreed to the cancellation of 1,224,688 shares of our common stock owned by her.

  On May 17, 2010, Kaifeng Nice View and Shiyong Fan, then the chief operating officer of Desheng Boiler and the sole stockholder of Hong Kong Nice View, the direct parent company of Kaifeng Nice View, entered into a loan agreement, pursuant to which Mr. Fan provided Kaifeng Nice View with a loan in the amount of RMB 35.3 million (approximately $5.2 million). The loan was a one-year interest-free loan. As described in the next two paragraphs, Kaifeng Nice View used the proceeds of the loan to acquire 100% of the equity ownership of Desheng Boiler and Desheng Installation. The loan was forgiven under a loan cancellation agreement between Kaifeng Nice View and Mr. Fan on May 28, 2010, pursuant to which Mr. Fan cancelled the original loan to Kaifeng Nice View and waived his rights under the original loan agreement.

  On May 13, 2010 and May 17, 2010, Kaifeng Nice View, which at the time was indirectly controlled by Shiyong Fan, then the chief operating officer of Desheng Boiler, entered into equity transfer agreements with certain stockholders of Desheng Boiler and Honghai Zhang respectively. Pursuant to such agreements, Kaifeng Nice View acquired a 100% ownership of Desheng Boiler from Honghai Zhang for a consideration of RMB 25.3 million (approximately $3.7 million).

  On May 10, 2010 and May 17, 2010, Kaifeng Nice View, which at the time was indirectly controlled by Shiyong Fan, then the chief operating officer of Desheng Boiler, entered into equity transfer agreements with certain stockholders of Desheng Installation and Honghai Zhang, respectively. Pursuant to such agreements, Kaifeng Nice View acquired a 95% ownership of Desheng Installation from Mr. Zhang and those stockholder parties for consideration of RMB 9.5 million (approximately $1.4 million). On May 17, 2010, Kaifeng Nice View also entered into an equity transfer agreement with Desheng Boiler, pursuant to which Kaifeng Nice View subsequently acquired the remaining 5% ownership in Desheng Installation from Desheng Boiler, for a consideration of RMB 0.5 million (approximately $0.07 million).

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For the purposes of our policy only, a “related-person transaction” will be defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) involving an amount that exceeds $120,000 in which we and any “related person” are participants. Transactions involving compensation for services provided to us as an employee, director, consultant or in any other similar capacity by a related person will not be covered by this policy. A “related person” will be defined as any executive officer, director or a holder of more than five percent (5%) of our shares of common stock, including the immediate family members of or any entity owned or controlled by such persons.

We anticipate that, when a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description, among other things, of the material facts of the transaction, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we expect to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances of each circumstance including, but not limited to:

  the risks, costs and benefits to us;

  the effect of the transaction on the director’s independence in the event that the related person is a director, his or her immediate family member or an entity with which he or she is affiliated;

  the terms of the transaction;

  the availability of other sources for comparable services or products; and

  the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to recuse himself or herself from deliberations with respect to and approval of the transaction in which the interested director is involved.

Director Independence

Each of Messrs. Remington Hu, Fei He and Zhenduo Liu serves on our board as “independent” directors as defined by the applicable rules of the SEC and NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by the principal accountant for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$398,131	$-
Audit-Related Fees	51,423	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$449,554	$-

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Bernstein and Pinchuk LLP for our financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 24, 2011

CHINA POWER TECHNOLOGY, INC.

By: /s/ Honghai Zhang
Honghai Zhang
Chairman and Chief Executive Officer

By: /s/ S.D. Liu
S.D. Liu
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorized Honghai Zhang and S.D. Liu as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Honghai Zhang	Chairman and Chief Executive Officer	March 24, 2011
Honghai Zhang	(Principal Executive Officer)

/s/ S.D. Liu	Chief Financial Officer	March 24, 2011
S.D. Liu	(Principal Financial and Accounting Officer)

/s/ Shiyong Fan	Director	March 24, 2011
Shiyong Fan

/s/ Remington Hu	Director	March 24, 2011
Remington Hu

/s/ Zhenduo Liu	Director	March 24, 2011
Zhenduo Liu

/s/ Fei He	Director	March 24, 2011
Fei He

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES

______________________________________

Consolidated Financial Statements

December 31, 2009 and 2010

______________________________________

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONTENTS

Page
Consolidated financial statements:
Report of independent registered public accounting firm	F-2
Consolidated balance sheets	F-3
Consolidated statements of income and comprehensive income	F-4
Consolidated statements of changes in equity	F-5
Consolidated statements of cash flows	F-6
Notes to the consolidated financial statements	F-7~F-27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China Power Technology, Inc.

We have audited the accompanying consolidated balance sheets of China Power Technology, Inc., and Subsidiaries (together the "Group") as of December 31, 2009 and 2010 and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows (together the "consolidated financial statements") for each of the years in the two-year period ended December 31, 2010. The Group’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Bernstein & Pinchuk LLP

New York, New York
March 24, 2011

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	December 31,
	2009	2010

ASSETS
Current assets
Cash and cash equivalents	$6,124,516	$18,777,744
Accounts receivable, net	14,185,066	22,264,573
Inventories	8,062,590	8,562,788
Amount due from noncontrolling stockholder	-	440,958
Prepayments and other receivables	346,072	3,010,447
Total current assets	28,718,244	53,056,510

Non-current assets
Property, plant and equipment, net	2,274,218	4,461,886
Land use rights, net	4,344,222	4,401,781
Long-term investment	731,294	756,224
Deferred tax assets	-	56,069
Intangible assets	-	6,130,176
Goodwill	-	1,705,910
Total non-current assets	7,349,734	17,512,046
Total assets	$36,067,978	$70,568,556

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,802,444	$3,646,232
Accrued expenses and other payables	3,526,627	5,447,110
Income tax payable	449,012	1,220,688
Short-term loans	4,680,278	3,024,895
Total current liabilities	10,458,361	13,338,925

Non-current liabilities
Deferred tax liabilities	-	1,532,544
Total non-current liabilities	-	1,532,544
Total liabilities	10,458,361	14,871,469

Commitments and contingences	-	-

Equity
Common stock (US$0.001 par value, 100,000,000 and 190,000,000 shares authorized, 9,200,000 and 10,925,960 shares outstanding as of December 31, 2009 and 2010, respectively) (1)	9,200	10,926
Additional paid-in capital	8,823,164	17,045,055
Appropriated retained earnings	3,534,093	3,996,376
Unappropriated retained earnings	10,538,820	23,590,814
Accumulated other comprehensive income	2,704,340	4,159,901
Total stockholders’ equity	25,609,617	48,803,072
Noncontrolling interest	-	6,894,015
Total equity	25,609,617	55,697,087
Total liabilities and equity	$36,067,978	$70,568,556

Note (1)The number of shares of common stock outstanding has been retroactively adjusted to give effect to the reverse acquisition on June 1, 2010 and the two one-for-two reverse stock splits on November 23, 2010 and January 14, 2011 for all the periods presented.

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$, except shares)

	Year ended December 31,
	2009	2010
Revenues	$70,974,991	$108,504,273
Cost of goods sold	47,353,025	71,699,350
Gross profit	23,621,966	36,804,923
Operating expenses
Selling expenses	2,430,278	3,528,352
General and administrative expenses	1,666,483	3,761,844
Total operating expenses	4,096,761	7,290,196
Income from operations	19,525,205	29,514,727

Other income (expenses)
Interest income	48,590	56,633
Interest expense	(291,282)	(266,252)
Other operating income	119,175	55,610
	(123,517)	(154,009)
Income before income tax expense and noncontrolling interest	19,401,688	29,360,718

Income tax expense	4,011,483	6,319,222
Net income	15,390,205	23,041,496
Less: net income attributable to noncontrolling interest	-	(823,549)
Net income attributable to
China Power’s common stockholders	$15,390,205	$22,217,947

Comprehensive income:
Net income	$15,390,205	$23,041,496
Foreign currency translation adjustment	50,227	1,580,865
Comprehensive income	15,440,432	24,622,361
Less: comprehensive income attributable to noncontrolling interest	-	(948,853)
Comprehensive income attributable to
China Power’s common stockholders	$15,440,432	$23,673,508

Basic and diluted earnings per share	$1.67	$2.19
Cash dividends per share	$0.92	$0.86
Weighted average common shares outstanding- basic and diluted	9,200,000	10,143,947

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in US$, except shares)

			Total equity for stockholders of China Power Technology
							Accumulated
			Common	Additional	Appropriated	Unappropriated	other
	Total		stock	paid-in	retained	retained	comprehensive	Noncontrolling
	equity	Shares	Amount	capital	earnings	earnings	income	interest
Balance as of January 1, 2009	$18,720,717	9,200,000	$9,200	$8,823,164	$3,384,015	$3,850,225	$2,654,113	-
Net income	15,390,205	-	-	-	-	15,390,205	-	-
Transfer to statutory reserves	-	-	-	-	150,078	(150,078)	-	-
Dividend distribution	(8,551,532)	-	-	-	-	(8,551,532)	-	-
Foreign currency translation	50,227	-	-	-	-	-	50,227	-
Balance as of December 31, 2009	$25,609,617	9,200,000	$9,200	$8,823,164	$3,534,093	$10,538,820	$2,704,340	-
Net income	23,041,496	-	-	-	-	22,217,947	-	823,549
Reverse acquisition between
China Power Technology and China Niceview	800	800,032	800	-	-	-	-	-
Proceeds from shareholder's loan, net of income tax payment relevant to subsequent loan cancellation (Note 1, Reorganization)	3,911,539	-	-	3,911,539	-	-	-	-
Acquisition of Desheng Boiler and Desheng Installation under common control (Note 1, Reorganization)	(5,204,259)	-	-	(5,204,259)	-	-	-	-
Net proceeds from private placement	9,515,537	925,928	926	9,514,611	-	-	-	-
Acquisition of 60% equity interest in Fuyuan Installation	5,945,162	-	-	-	-	-	-	5,945,162
Transfer to statutory reserves	-	-	-	-	462,283	(462,283)	-	-
Dividend distribution	(8,703,670)	-	-	-	-	(8,703,670)	-	-
Foreign currency translation	1,580,865	-	-	-	-	-	1,455,561	125,304
Balance as of December 31, 2010	$55,697,087	10,925,960	$10,926	$17,045,055	$3,996,376	$23,590,814	$4,159,901	$6,894,015

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$, except shares)

	Year ended December 31,
	2009	2010
Cash flows from operating activities
Net income	$15,390,205	$23,041,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	403,219	1,395,944
Bad debt provision	-	234,775
Change in operating assets and liabilities:
Accounts receivable	(5,314,704)	(3,912,536)
Inventories	961,005	(219,790)
Amount due from noncontrolling shareholders	-	(117,507)
Prepayments and other receivables	103,022	151,170
Accounts payable	(917,099)	1,738,710
Deferred tax	-	(290,804)
Accrued expenses and other payables	(2,800,150)	(251,600)
Income tax payable	268,092	170,221
Net cash provided by operating activities	8,093,590	21,940,079

Cash flows from investing activities
Purchase of property, plant and equipment	(80,800)	(3,734,653)
Cash paid for acquisition of Fuyuan Installation, net of cash acquired	-	(3,759,373)
Net cash used in investing activities	(80,800)	(7,494,026)

Cash flows from financing activities
Proceeds from short-term bank loans	4,677,761	2,976,950
Repayment of short-term bank loans	(4,677,761)	(4,747,188)
Proceeds from private placement	-	9,515,537
Proceeds from shareholder's loan, net of income tax payment relevant to subsequent loan cancellation (Note 1, Reorganization)	-	3,911,539
Payment for acquisition of Desheng Boiler and Desheng
Installation under common control (Note 1, Reorganization)	-	(5,204,259)
Dividends paid	(8,551,532)	(8,703,670)
Net cash used in financing activities	(8,551,532)	(2,251,091)
Effect of foreign currency exchange rate net changes in cash and cash equivalents	16,235	458,266
Net changes in cash and cash equivalents	(522,507)	12,653,228
Cash and cash equivalents, beginning of year	6,647,023	6,124,516
Cash and cash equivalents, end of year	$6,124,516	$18,777,744

Cash paid during the year for:
Interest paid	$291,282	$257,404
Income tax paid	$3,743,391	$7,475,346

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

On June 1, 2010, China Power completed a reverse acquisition transaction through a share exchange with China Niceview whereby China Power issued 36,800,000 new shares (9,200,000 as adjusted to reflect two subsequent reverse stock splits), representing 92% of its issued and outstanding shares on a fully-diluted basis immediately after the consummation of the reverse acquisition, to acquire 100% of the issued and outstanding shares of China Niceview. As a condition precedent to the consummation of the reverse acquisition, Ms. Sha Chen, the sole director and officer of the Company before the reverse acquisition, cancelled 4,898,750 (1,244,688 as adjusted to reflect two subsequent reverse stock splits), shares of China Power’s common stock owned by her. As a result of the reverse acquisition, China Niceview became China Power’s wholly-owned subsidiary, and Wise Winning Limited (“Wise Winning”), the former sole stockholder of China Niceview, became China Power’s controlling stockholder. The share exchange transaction with China Niceview was treated as a reverse acquisition, with China Niceview as the accounting acquirer and China Power as the acquired party. All the statements prior to June 1, 2010 were solely for Desheng Boiler and Desheng Installation.

On June 16, 2010, the Company completed a private placement transaction with a group of investors (the “investors”), in which the Company issued to the investors an aggregate of 3,703,704 (925,928 as adjusted to reflect two subsequent reverse stock splits), shares of its common stock for an aggregate purchase price of approximately US$10 million, or US$2.70 per share ($10.8 per share as adjusted to reflect two subsequent reverse stock splits). The net proceeds after deducting offering cost amounted to approximately US$9.5 million.

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

Desheng Installation was incorporated in Kaifeng city, Henan province, PRC on April 23, 2007 with registered capital of RMB10,000,000. Desheng Installation is engaged in processing, technology and information consulting services of installation, reconstruction and maintenance of boilers.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Fuyuan Installation was incorporated in Jinan city, Shandong province, People’s Republic of China (“PRC”) on August 9, 2001 with current registered capital of RMB50,160,000. Fuyuan Installation is engaged in boiler installation, other boiler-related services, high pressure pipe installation and the installation of other equipment. On July 1, 2010, Desheng Installation entered into an acquisition agreement (the “Acquisition Agreement”) with Mr. Shisen Zhang, one of the original owners of Fuyuan Installation. According to the Acquisition Agreement, Desheng Installation acquired a 60% equity interest in Fuyuan Installation for cash consideration of RMB63,000,000 (US$9.3 million).

Reorganization

On May 19, 2010, China Niceview and Mr. Shiyong Fan, the sole stockholder of Hong Kong Niceview, entered into a share transfer agreement, according to which Mr. Shiyong Fan transferred all his shares in Hong Kong Niceview to China Niceview, resulting in Hong Kong Niceview becoming a wholly-owned subsidiary of China Niceview.

Kaifeng Nice View entered into a loan agreement with Mr. Shiyong Fan to borrow approximately RMB35 million (approximately $5.2 million) from Mr. Shiyong Fan. The term of the loan is one year with no interest. Using the proceeds of the loan, Kaifeng Nice View acquired a 100% controlling interest of Desheng Boiler and Desheng Installation described below. The loan was cancelled pursuant to a loan cancellation agreement between Kaifeng Nice View and Mr. Shiyong Fan, on May 28, 2010, resulting in the increase in additional paid-in capital of Kaifeng Nice View. According to the PRC taxation law, such waived liability from a stockholder is deemed as income of the entity and subject to the PRC income tax. As a result, Kaifeng Nice View accrued the income tax payable at the applicable tax rate of 25%, and such tax liability was charged against additional paid-in capital, amounting to approximately RMB8.8 million (approximately US$1.3 million) accordingly.

On May 17, 2010, pursuant to various share transfer agreements signed between Kaifeng Nice View and Mr. Honghai Zhang, who wholly controls Desheng Boiler and Desheng Installation directly and indirectly, Mr. Honghai Zhang transferred all his controlling interests in Desheng Boiler and Desheng Installation to Kaifeng Nice view, resulting that Desheng Boiler and Desheng Installation became the wholly-owned subsidiaries of Kaifeng Nice View.

On May 6, 2010, Mr. Shiyong Fan granted Mr. Honghai Zhang an option to acquire all controlling interest in Wise Winning (the "Option Agreement"). The option will be exercisable by Mr. Honghai Zhang in the five-year period commencing on the date that is six months after the date on which a resale registration statement for the Company’s shares issued to the investors in the Company’s June 2010 private placement is declared effective by the U.S. Securities and Exchange Commission (“SEC”).

Before and after this reorganization, Mr. Honghai Zhang continued to serve as chairman and chief executive of Desheng Boiler and chairman of Desheng Installation (the “Operating Subsidiaries”) and, together with other management of the Company, continued to direct both the day-to-day operating and management of the Operating Subsidiaries, as well as their strategic direction. At the time the parties entered into the Option Agreement, it was expected that Mr. Honghai Zhang would exercise the option and regain the ownership of the Company in accordance with the Option Agreement. Furthermore, under the Option Agreement, without Mr. Honghai Zhang’s prior consent, Mr. Shiyong Fan may not increase the number of authorized shares of capital stock of, or cause a change in control of, Wise Winning or any direct or indirect subsidiary or affiliate of Wise Winning. The reorganization plan effectively resulted in Mr. Honghai Zhang continuing to bear the residual risks and rewards related to the Operating Subsidiaries. Because of the reasons described above, the Company is substantively controlled by Mr. Honghai Zhang, and the Company continued to consolidate the Operating Subsidiaries during the reorganization. The reorganization transaction is considered as a transaction between the parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

As a result, during the reorganization, China Niceview, Hong Kong Niceview, Kaifeng Nice View, Desheng Boiler and Desheng Installation were under common control of Mr. Honghai Zhang. Therefore, the reorganization was effectively a legal recapitalization accounted for as transactions between entities under common control at the carry over basis, in a manner similar to pooling-of-interests accounting. The effect of the reorganization was applied retroactively to the prior year’s consolidated financial statements as if the current structure existed since inception.

Make good escrow agreement

In connection with the private placement transaction which is described in “Principal activities”, the Company also entered into a make good escrow agreement with Mr. Honghai Zhang, the investors, the lead investor and Escrow, LLC, as escrow agent, pursuant to which the parties agreed to the establishment of an escrow account into which Mr. Honghai Zhang delivered certificates evidencing 1,250,000 shares of common stock, to be held for the benefit of the investors in the event that the Company do not meet certain financial performance thresholds for fiscal years 2010 and/or 2011. Under the make good escrow agreement, Mr. Honghai Zhang agreed that if (i) the Company’s earnings per share for 2010 is less than $2.00 per share or (ii) the Company’s earnings per share for 2011 is less than $2.80 per share, he would transfer to the investors, on a pro rata basis and within ten business days after the filing of the annual report on Form 10-K for the respective fiscal year, an aggregate number of shares equal to (1) $10,000,000/(actual 2010 earnings per share*5.36) - 925,928, for 2010, or (2) $10,000,000/(actual 2011 earnings per share*3.80) - 925,928, for 2011. If the earnings per share for 2010 is not less than $2.00 per share, then one-half of the shares held in escrow shall be released back to Mr. Honghai Zhang, and if the earnings per share for 2011 is no less than $2.80 per share for 2011, then the remaining half of the shares held in escrow shall be released to Mr. Honghai Zhang. The earnings per share thresholds and the relevant components of the make good formula are to be calculated on a fully diluted basis and include adjustments for any stock splits, stock combinations, stock dividends or similar transactions. If the number of shares of common stock required to be delivered to the investors by Mr. Honghai Zhang exceeds 1,250,000, then Mr. Honghai Zhang shall be required to promptly deposit into escrow an additional 750,000 shares of common stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change in reporting entity and basis of presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in United Sates of America (“U.S. GAAP”).

The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. As such, China Niceview is the continuing entity for financial reporting purposes. In a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid-in capital. Therefore, the consolidated financial statements have been prepared as if China Niceview had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

Noncontrolling interest represents the ownership interests in a subsidiary that is held by owners other than the parent and is part of the equity of the consolidated group. The noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. Net income or loss and comprehensive income or loss are attributed to the parent and the noncontrolling interest. If losses attributable to the parent and the noncontrolling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the noncontrolling interest, is attributed to those interests.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

.	Reverse stock splits

Effective November 23, 2010 and January 14, 2011, each two shares of then issued and outstanding common stock were reverse stock split into one share of common stock. These two reverse stock splits affected only issued and outstanding shares. The effects of the reverse stock splits were applied retroactively to the consolidated financial statements, as if the reverse stock splits were completed at the beginning of the periods presented. As such, the total number of the common stock shares outstanding as of December 31, 2009 and 2010 were 9,200,000 and 10,925,960 shares, respectively.

(b)	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, depreciation period of property, plant and equipment, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. Account receivable balance amounting to nil and US$326,109 was written off for the years ended December 31, 2009 and 2010, respectively.

(e)	Inventories

Inventories are stated at lower of cost or market. Cost is determined using weighted average method. Inventory includes raw materials, work in process and finished goods. The variable production overheads are allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overheads to the cost of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued.

(f)	Property, plant and equipment

Other than those acquired in a business combination as described in Note 3, property, plant and equipment are stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Depreciation of property, plant and equipment is calculated using the straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets as follows.

		Residual
	Years	value
Buildings and improvements	20	5%
Machineries	7~10	5%
Office equipment and furnishing	5	5%
Motor vehicles	5~8	5%

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

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC during the contractual term of the land use right. Land use rights are carried at cost and charged to expense on a straight line basis over the respective periods of the rights or the remaining period of the rights upon acquisition.

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
(Amounts in US$)

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standard Codification (“ASC”) Topic 740-10.

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year-end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in ASC Topic 350, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2009 and 2010.

(l)	Foreign currency translation and transactions

The Company, China Niceview and Hong Kong Niceview’s functional currency is the United States dollar (“US$”). The functional currency of the Company’s subsidiaries in the PRC is RMB.

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

(m)	Commitment and contingencies

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

(p)	Research and development costs

Research and development costs are expensed as incurred. These expenses consist of the costs of the Group’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$326,446 and US$390,466 were recorded in the general and administrative expenses and cost of goods sold for the years ended December 31, 2009 and 2010, respectively.

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to US$38,281 and US$52,499 were recorded in the selling expenses for the years ended December 31, 2009 and 2010, respectively.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care and other welfare benefits are provided to employees. Chinese labor regulations require that the Group makes contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were US$714,585 and US$927,876 for the years ended December 31, 2009 and 2010, respectively.

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

The Group follows ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2009 and 2010.

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

(v)	Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260. Basic earnings per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

(w)	Segment reporting

The management has determined that the Group, as defined by ASC Topic 280-10, has two operating segments, for the manufacturing and sales of boilers and installation, technology and information consulting services.

As the Company generates all of its revenues from customers in the PRC, no geographical segments are presented.

(x)	Fair value measurements

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

(y)	Recently issued accounting standards

In January 2010, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption will not have any impact on the Group’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Group’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350)”. ASU 2010-28 requires an entity with reporting units with zero or negative carrying amounts, the Step 2 of test should be performed, in accordance with guidance in Topic 350. ASU 2010-28 is effective for interim and annual reporting periods beginning after December 15, 2010, early adoption is not permitted. The Group estimated that the adoption will not have any significant impact on the Group’s consolidated financial position and results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805)”. ASU 2010-29 provides further interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Group estimated that the adoption will not have any significant impact on the Group’s consolidated financial position and results of operations.

In 2010 and 2011, except for the above ASUs, FASB issued several ASUs – ASU 2010-1 through ASU 2010-29 and ASU 2011-1, which are not expected to have a material impact on the consolidated financial statements upon adoption.

(z)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2009 and 2010, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from any customers which individually represent greater than 10% of the total revenues for the years ended December 31, 2009 and 2010.

Concentration of suppliers

The Group currently relies on some major suppliers as its source for steel plates and steel pipes, the primary raw material that is needed to produce its products. Raw materials are purchased only from pre-selected suppliers after evaluation, management believes that any of the current suppliers terminate their business arrangements with the Group or increase their prices of materials supplied, it would delay product shipments and materially adversely affect the Group’s business operations and profitability. A summary of the suppliers who individually accounted for 10% or more of the Group’s combined purchases is as follows:

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$ )

	Year ended December 31,
	2009	2010

Henan Yushang Industry Co., Ltd.	16%	11%
Anyang Iron & Steel Co., Ltd.	11%	<10%

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

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

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

In accordance with SEC Regulation S-X Rule 3-05, Fuyuan Installation was a significant subsidiary as of the acquisition date, and the conditions set by SEC Regulation S-X Rule 1-02(w) exceeded 20 percent, but none exceeded 40 percent. Therefore the separate audited financial statements for the year ended December 31, 2009 and the unaudited interim financial statements for six months period ended June 30, 2010 were presented on the Form 8-K/A filed on September 16, 2010.

The results of operations of Fuyuan Installation for the period from July 1, 2010 to December 31, 2010 have been consolidated.

Pro Forma Results of Operations

The following pro forma results of operations for the years ended December 31, 2009 and 2010 have been prepared as though the acquisition of Fuyuan Installation had occurred as of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Group would have attained had the acquisition of Fuyuan Installation occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Year ended December 31,
	2009	2010

Pro forma revenue	$81,764,801	$118,925,806
Pro forma net income attributable to China Power’s common stockholders	$16,116,293	$23,158,402
Pro forma basic and diluted earnings per share	$1.75	$2.28

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31,
	2009	2010

Accounts receivable	$14,185,066	$22,590,682
Less: allowance for doubtful accounts	-	(326,109)
	$14,185,066	$22,264,573

The Group had a thorough review of the status of the accounts receivable and nil and US$326,109 of allowance was provided for doubtful accounts as of December 31, 2009 and 2010 respectively.

5.	INVENTORIES

	Inventories consist of the following:

		December 31,
		2009	2010

	Raw materials	$2,236,907	$3,193,148
	Work in process	4,540,050	4,264,638
	Finished goods	1,285,633	1,105,002
		$8,062,590	$8,562,788

6.	AMOUNT DUE FROM NONCONTROLLING STOCKHOLDER

The amounts due from noncontrolling stockholder represented the prepayment to Mr. Shisen Zhang, the noncontrolling stockholder of Fuyuan Installation, for the purpose of project advance. The balance was fully settled subsequently.

7.	PREPAYMENTS AND OTHER RECEIVABLES

	Prepayments and other receivables consist of the following:

		December 31,
		2009	2010

	Prepayments for inventory	$293,468	$483,244
	Prepayment for PP&E	-	1,487,625
	Prepayment for service fee	-	708,832
	Other receivables	52,604	330,746
		$346,072	$3,010,447

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2009	2010

Buildings and improvements	$3,419,385	$4,493,611
Machinery	3,546,234	3,690,731
Office equipment and furnishing	205,053	293,789
Motor vehicles	287,020	397,338
Construction in progress	148,794	1,475,095
	7,606,486	10,350,564
Less: accumulated depreciation	(5,332,268)	(5,888,678)
	$2,274,218	$4,461,886

The Group recorded depreciation expenses of US$308,830 and US$308,487 for the years ended December 31, 2009 and 2010, respectively.

Certain buildings with an aggregate carrying value of US$1,452,749 and US$1,447,023 were pledged as collateral for bank loans as of December 31, 2009 and 2010, respectively.

9.	LAND USE RIGHTS, NET

The following balances represented the land use rights of the Group as of the year ends presented:

	December 31,
	2009	2010

Land use rights	$4,732,639	4,901,540
Less: accumulated amortization	(388,417)	(499,759)
	$4,344,222	4,401,781

Land use rights represent cost of the land use rights in respect of land located in the PRC. The Group recorded amortization expenses of US$94,389 and US$95,684 for the years ended December 31, 2009 and 2010, respectively.

All the land use rights were pledged as collateral for bank loans as of December 31, 2009 and 2010, respectively.

10.	INTANGIBLE ASSETS

Intangible assets represent the licenses for boiler, pressure pipe installation and unfinished contracts, which were acquired in the business combination with Fuyuan Installation on July 1, 2010, are amortized using straight-line method over their estimated useful life of five years and three months, respectively. As of December 31, 2010, the unfinished contracts amounting to US$335,685 were fully amortized.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Intangible assets consist of the following:

	December 31,
	2010	2009

License for boiler installation	$5,502,737	$-
License for pressure pipe installation	1,308,570	-
Unfinished contracts	335,685	-
	6,811,307	-
Less: accumulated amortization	1,016,816	-

	$6,130,176	$-

Total amortization expenses were nil and US$991,773 for the years ended December 31, 2009 and 2010. At December 31, 2010 license for boiler installation and pressure pipe installation has a remaining useful life of four years and six months, and will be amortized at US$1,362,261 from 2011 to 2014, and US$681,132 in 2015, respectively.

11.	LONG-TERM INVESTMENT

According to a share purchase agreement entered into by and between Kaifeng Cigarettes Sales Company (“Kaifeng Cigarettes”) and Desheng Boiler dated December 31, 2005, Desheng Boiler purchased 0.4% of equity interest of Kaifeng Municipal Commercial Bank from Kaifeng Cigarettes at a consideration of RMB5,000,000, or US$756,224, which accounted for 0.4% of the total registered capital of the bank. No dividends were received by Desheng Boiler from Kaifeng Municipal Commercial Bank during the year ended December 31, 2009 and 2010. No event or change in circumstance indicates that its carrying amount of the long-term investment is not recoverable, and no impairment was recognized during the years ended December 31, 2009 and 2010, respectively.

12.	SHORT-TERM LOANS

Short-term loans consist of the following:

	December 31, 2009			December 31, 2010
	Interest	Maturity		Interest
Lender	rate	date	Balance	rate	Maturity date	Balance

Kaifeng Municipal	5.31%	Jul. 15, 2010	$438,776			$-
Commercial Bank
Songdu Branch	5.31%	Jul. 15, 2010	292,517			-
	5.31%	Dec. 21, 2010	438,776			-
	5.31%	Dec. 28, 2010	292,517			-
	7.97%	Oct. 21, 2010	292,517			-
Subtotal			1,755,103			-

Shanghai Pudong
Development
Bank	5.84%	Aug. 13, 2010	2,925,175	5.84%	July 19, 2011	3,024,895
Total			$4,680,278			$3,024,895

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

All short-term loans were denominated in RMB, were used for working capital purposes and were secured by pledges of buildings and land use rights, with weighted average balances of US$4,616,485 and US$4,504,407, and weighted average interest rates of 6.310% and 5.710% for the years ended December 31, 2009 and 2010, respectively.

The following table summarizes the unused lines of credit:

	December 31, 2009				December 31, 2010

		Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	Starting date	date	amount	facility	date	date	amount	facility
Shanghai Pudong Development Bank	Aug. 12, 2008	Aug. 11, 2011	$4,387,761	$1,462,586	Aug. 12, 2008	Aug. 11, 2011	$4,537,342	$1,512,447

The above line of credit is secured by a pledge of our buildings and land use rights, and are used for working capital and general corporate purposes. The unused credit facilities can be withdrawn upon demand if the Group complies with the underlying undertakings, i.e. pre-approval by lender regarding liquidation, bankruptcy, merger, split-up, restructuring, or disposal of material assets, or change in shareholding structure, among others.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	December 31,
	2009	2010

Advance from customers	$1,566,051	$2,505,306
Payroll and welfare payable	783,811	715,277
VAT payable	129,854	62,825
Other taxes payable	207,449	436,655
Accrued expenses	34,588	56,509
Other payables	804,874	1,670,538
	$3,526,627	$5,447,110

14.	RESTRICTED NET ASSETS

As described in Note 2(n), the net income of the Group is distributable only after sufficient appropriation of reserves. Amounts restricted to transfer funds to the stockholder through loans, advance, or dividends, include paid-in capital, additional paid-in capital and reserve funds of the Group as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$12,366,457 and US$21,052,357 as of December 31, 2009 and 2010 respectively. Therefore in accordance with Rules 504 and 4.08(e)(3) of Regulation S-X, the condensed parent company only financial statements are disclosed in Note 19.

15.	REVENUES

Top ten customer aggregate sales and sales percentages for the periods presented are as follows:

	Year ended December 31,
	2009	2010

Aggregated top 10 customer sales amount	$13,463,040	$15,442,616
Percent of total sales amount	19%	14%

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

16.	TAXATION

The Company and it’s subsidiaries each files their taxes individually.

1)	VAT

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

United States

China Power is subject to United States tax at a tax rate of 34%. In the years ended December 31, 2009 and 2010, the Company did not provide for U.S. income taxes on foreign subsidiary’s undistributed earnings as they will be permanently reinvested in foreign operations.

BVI

China Niceview is incorporated in BVI and is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Hong Kong Niceview was incorporated in the Hong Kong, and under the current laws of Hong Kong, is subject to Hong Kong income tax at a tax rate of 16.5%. In the years ended December 31, 2009 and 2010, the Hong Kong Niceview did not provide for Hong Kong income taxes on the PRC subsidiary’s undistributed earnings as they will be permanently reinvested in the PRC operations.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on the taxable income. The statutory tax rate is 25%.

Desheng Boiler was qualified as New and High-Tech Enterprise ("NHTE") before and after the EIT Law and therefore it enjoyed a preferential tax rate of 15% in calendar years of 2009 and 2010.

Kaifeng Nice View and Desheng Installation and Fuyuan Installation were subject to the statutory tax rate of 25% in calendar years of 2009 and 2010.

The following table reconciles the Group’s effective tax for the periods presented:

	Year ended December 31,
	2009	2010

Expected enterprise income tax at statutory tax rate	$4,850,422	$7,340,180
Effect of preferential tax rate	(832,171)	(1,045,712)
Expenses non-deductable for tax purpose	-	54,354
Additional deductable expenses	(4,238)	(22,128)
Others	(2,530)	(7,472)
Effective enterprise income tax	$4,011,483	$6,319,222

The significant components of income tax expense are as follows:

	Year ended December 31,
	2009	2010

Current tax expenses	$4,011,483	$6,610,026
Deferred tax benefits	-	(290,804)
Income tax expenses	$4,011,483	$6,319,222

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	December 31,
	2009	2010
Effect of deductible temporary differences on bad debt allowance	$-	$42,861
Effect of taxable temporary differences between assigned value of licenses for boiler installation and pressure pipe installation and their tax base in a business combination	$-	$247,943

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

17.	COMMITMENTS AND CONTINGENCIES

The Group did not have any significant capital or lease commitments as of December 31, 2009 and 2010.

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not record any contingencies as of December 31, 2009 and 2010.

18.	SEGMENT REPORTING

The management has determined that the Group, as defined by ASC 280-10, “Segment Reporting”, has two operating segments, the manufacturing and sales of boiler and installation technology and information consulting services (“Installation and Other Boiler Related Services”) and their financial summary is as follows:

			Installation and other boiler related
	Manufacturing		services		Total

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2009	2010	2009	2010	2009	2010
Revenues	$43,807,236	$57,742,698	$27,167,755	$50,761,575	$70,974,991	$108,504,273
Cost of goods sold	32,285,002	42,693,834	15,068,023	29,005,516	47,353,025	71,699,350
Operating expenses	3,085,718	4,494,170	1,011,043	2,796,026	4,096,761	7,290,196
Income tax expense	1,242,656	1,572,175	2,768,827	4,747,047	4,011,483	6,319,222
Segment profit	7,079,054	8,831,895	8,311,151	14,209,601	15,390,205	22,941,496
Expenditure for segment assets	80,800	3,713,690	-	20,963	80,800	3,734,653
Segment assets	$27,122,240	$40,187,649	$8,945,738	$30,380,907	$36,067,978	$70,568,556

19.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed balance sheets

	December 31,
	2009	2010

ASSETS
Investment in China Niceview	$25,609,617	$48,803,072
	25,609,617	48,803,072

LIABILITIES AND EQUITY
Stockholders' equity
Common stock (US$0.001 par value, 100,000,000 and 190,000,000 shares authorized, 9,200,000 and 10,925,960 shares outstanding as of December 31, 2009 and 2010, respectively) (1)	9,200	10,926
Additional paid-in capital	8,823,164	17,045,055
Unappropriated retain earnings	16,777,253	31,747,091
Total stockholders’ equity	25,609,617	48,803,072

	$25,609,617	$48,803,072

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Note (1) The number of shares of common stock outstanding has been retroactively adjusted to give effect to the reverse acquisition on June 1, 2010 and the two one-for-two reverse stock splits on November 23, 2010 and January 14, 2011 for all presented periods.

Condensed statements of income

	Year ended December 31,
	2009	2010

Operating income
Equity in profit of China Niceview	$6,888,900	$14,969,838
Net income	$6,888,900	$14,969,838

Condensed cash flow statements

	Year ended December 31,
	2009	2010

Cash flows from operating activities:
Net income	$6,888,900	$14,969,838
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of China Niceview	(6,888,900)	(14,969,838)

Net cash provided by operating activities	-	-
Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	-	-

Basis of Presentation

The parent company only condensed financial statements have been provided pursuant to the requirements of Rule 12-04(a), 5-04(c) and 4-08(e)(3) of Regulation S-X, which require condensed financial statements as to the financial position, changes in financial position and results of operations of a parent company as if the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of the consolidated and unconsolidated subsidiaries (including variable interest entities) together exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of December 31, 2010, US$21,052,357 of the restricted net assets was not available for distribution, and as such, the condensed financial statements of the Company have been presented for the years ended December 31, 2009 and 2010.

For the presentation of the parent company only condensed financial information, the Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 313. Such investment is presented on the balance sheets as “Investment in China Niceview” and 100% of the subsidiary profit or loss as “Equity in profit of China Niceview” on the statements of income.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

20.	EARNINGS PER SHARE

	Year ended December 31,
	2009	2010

Net income attributable to China Power’s common stockholders	$15,390,205	$22,217,947
Basic and diluted earnings per share	$1.67	$2.19
Weighted average common shares outstanding- basic and diluted	9,200,000	10,143,947

21.	SUBSEQUENT EVENT

The Company identified the following subsequent event:

Effective January 14, 2011, each two shares of then issued and outstanding common stock were reverse stock split into one share of common stock. This reverse stock split affected only issued and outstanding shares. The effect of the reverse stock split was applied retroactively to the consolidated financial statements, as if the reverse stock split was completed at the beginning of the periods presented. As such, the total number of the common stock shares outstanding as of December 31, 2009 and 2010 were 9,200,000 and 10,925,960 shares, respectively.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement, dated June 1, 2010, among the Company, China Niceview Power Technology Limited and its sole stockholder (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 3, 2010).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 29, 2010).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K filed on June 3, 2010).
4.1

Registration Rights Agreement, dated June 16, 2010, among the Company and investors named therein (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.1

Securities Purchase Agreement, dated as of June 16, 2010, among the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 17, 2010).

10.2

Amendment No. 1 to Securities Purchase Agreement, dated as of September 19, 2010, among the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 20, 2010).

10.3

Amendment No. 2 to Securities Purchase Agreement, dated as of November 15, 2010, among the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 16, 2010).

10.4

Amendment No. 3 to Securities Purchase Agreement, dated as of December 20, 2010, among the Company and the investor party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 27, 2010).

10.5

Amendment No. 4 to Securities Purchase Agreement, dated as of March 1, 2011, among the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 3, 2011).

10.6

Make Good Escrow Agreement, dated June 16, 2010, among the Company, Honghai Zhang, Sun Forever Limited, Escrow, LLC and the investors named therein (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.7	Cancellation Agreement, dated June 1, 2010, between the Company and Sha Chen (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 3, 2010).
10.8

Stock Purchase Agreement, dated May 25, 2010, by and among Shareholders of Lincoln Floorplanning Co., Inc. and Sha Chen/Assigns (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 1, 2010).

10.9

Equity Transfer Agreement, dated as of July 1, 2010, by and among Henan Desheng Boiler Installation Co., Ltd., Shandong Fuyuan Equipment Installation Co., Ltd. and Shisen Zhang (English Translation) (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 7, 2010).

10.10

Form of Equity Transfer Agreement, dated May 13, 2010, between Kaifeng Nice View Power Technology Co., Ltd. and certain stockholders of Henan Kaifeng Desheng Boiler Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.8 to Current Report on Form 8-K filed on June 3, 2010).

10.11

Equity Transfer Agreement, dated May 17, 2010, between Kaifeng Nice View Power Technology Co., Ltd. and Honghai Zhang (English Translation) (incorporated herein by reference to Exhibit 10.9 Current Report on Form 8-K filed on June 3, 2010).

10.12

Form of Equity Transfer Agreement, dated May 10, 2010, between Kaifeng Nice View Power Technology Co., Ltd. and certain stockholders of Henan Desheng Boiler Installation Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.10 to Current Report on Form 8-K filed on June 3, 2010).

Exhibit No.	Description
10.13

Equity Transfer Agreement, dated May 17, 2010, between Kaifeng Nice View Power Technology Co., Ltd. and Honghai Zhang (English Translation) (incorporated herein by reference to Exhibit 10.11 to Current Report on Form 8-K filed on June 3, 2010).

10.14

Equity Transfer Agreement, dated May 17, 2010, between Kaifeng Nice View Power Technology Co., Ltd. and Henan Kaifeng Desheng Boiler Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.12 Current Report on Form 8-K filed on June 3, 2010).

10.15

Purchase Agreement, dated December 17, 2009, between Henan Kaifeng Desheng Boiler Co., Ltd. and Henan Yushang Industry Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.16

Purchase Agreement, dated December 16, 2009, between Henan Kaifeng Desheng Boiler Co., Ltd. and Anyang Iron & Steel Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.17

License Agreement, dated April 2, 2008, between Harbin Institute of Technology and Henan Kaifeng Desheng Boiler Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.18

Loan Agreement, dated May 17, 2010, between Kaifeng Nice View Technology Co., Ltd. and Shiyong Fan (English Translation) (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed on June 3, 2010).

10.19

Loan Cancellation Agreement, dated May 28, 2010, between Kaifeng Nice View Technology Co., Ltd. and Shiyong Fan (English Translation) (incorporated herein by reference to Exhibit 10.14 to Current Report on Form 8-K filed on June 3, 2010).

10.20

Loan Agreement, dated July 20, 2010, between Henan Kaifeng Desheng Boiler Co., Ltd. and Shanghai Pudong Development Bank (English Translation) (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.21

Loan Agreement, dated August 12, 2008, between Henan Kaifeng Desheng Boiler Co., Ltd. and Shanghai Pudong Development Bank (English Translation) (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.22

Employment Agreement, dated December 21, 2009, between Henan Kaifeng Desheng Boiler Co., Ltd. and Honghai Zhang (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.23

Employment Agreement, dated May 20, 2010, between Henan Kaifeng Desheng Boiler Co., Ltd. and S.D. Liu (English Translation) (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.24

Employment Agreement, dated December 21, 2009, between Henan Kaifeng Desheng Boiler Co., Ltd. and Shiyong Fan (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.25

Employment Agreement, dated December 21, 2009, between Henan Desheng Boiler Installation Co., Ltd. and Jinxin Jiang (incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.26

Employment Agreement, dated December 21, 2009, between Henan Kaifeng Desheng Boiler Co., Ltd. and Wuling Fu (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

10.27

Independent Director’s Contract, dated as of December 24, 2010, by and between China Power Technology, Inc. and Remington Hu (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 29, 2010).

10.28

Independent Director’s Contract, dated as of December 24, 2010, by and between China Power Technology, Inc. and Fei He (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 29, 2010).

Exhibit No.	Description
10.29

Independent Director’s Contract, dated as of December 24, 2010, by and between China Power Technology, Inc. and Zhenduo Liu (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on December 29, 2010).

10.30

Amended and Restated Option Agreement, dated September 18, 2010, between Shiyong Fan and Honghai Zhang (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).

14.1	Code of Ethics of the Company (incorporated herein by reference to Exhibit 14.1 to Current Report on Form 8-K filed on December 29, 2010).
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 27, 2010).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	China Power Technology, Inc. Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K filed on December 29, 2010).
99.2	China Power Technology, Inc. Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 to Current Report on Form 8-K filed on December 29, 2010).
99.3	China Power Technology, Inc. Governance and Nominating Committee Charter (incorporated herein by reference to Exhibit 99.3 to Current Report on Form 8-K filed on December 29, 2010).

*Filed herewith.