Form 10-Q
period 2011-03-31
China Power Technology, Inc.
filed 2011-05-16
CIK 1448500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

OR

 [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to _________

Commission File Number: 001-34230

CHINA POWER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3969766
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 12, Gongyuan Road
Kaifeng City, Henan Province
People's Republic of China	475002
(Address of principal executive offices)	(Zip Code)

(86) 378-299-6222
(Registrant's telephone number, including area code)

N/A
(Former Name)
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

Yes [  ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,925,960 shares of common stock, par value $0.001 per share, outstanding on May 13, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES

_________________________________________________

Consolidated Financial Statements

March 31, 2011 (unaudited) and December 31, 2010

_________________________________________________

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES

CONTENTS

Page
Consolidated financial statements:
Consolidated balance sheets	F-2
Consolidated statements of income and comprehensive income	F-3
Consolidated statements of cash flows	F-4
Notes to the consolidated financial statements	F-5~F-20

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,786,815	$18,777,744
Accounts receivable, net	27,655,085	22,264,573
Inventories	9,034,841	8,562,788
Amount due from noncontrolling stockholder	445,112	440,958
Prepayments and other receivables	3,080,770	3,010,447
Total current assets	63,002,623	53,056,510

Non-current assets
Property, plant and equipment, net	4,578,760	4,461,886
Land use rights, net	4,418,409	4,401,781
Long-term investment	763,347	756,224
Deferred tax assets	82,295	56,069
Intangible assets	5,844,147	6,130,176
Goodwill	1,721,979	1,705,910
Total non-current assets	17,408,937	17,512,046
Total assets	$80,411,560	$70,568,556

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,484,841	$3,646,232
Accrued expenses and other payables	4,754,565	5,447,110
Income tax payable	1,782,527	1,220,688
Short-term loans	3,053,388	3,024,895
Total current liabilities	15,075,321	13,338,925

Non-current liabilities
Deferred tax liabilities	1,461,037	1,532,544
Total liabilities	16,536,358	14,871,469

Commitments and contingences	-	-

Equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 10,925,960 shares outstanding as of March 31, 2011 and December 31, 2010, respectively)	10,926	10,926
Additional paid-in capital	17,045,055	17,045,055
Appropriated retained earnings	3,996,376	3,996,376
Unappropriated retained earnings	30,631,737	23,590,814
Accumulated other comprehensive income	4,729,040	4,159,901
Total stockholders’ equity	56,413,134	48,803,072
Noncontrolling interest	7,462,068	6,894,015
Total equity	63,875,202	55,697,087
Total liabilities and equity	$80,411,560	$70,568,556

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$, except shares and per share data)

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$34,614,351	$20,561,994
Cost of goods sold	22,468,740	13,635,697
Gross profit	12,145,611	6,926,297
Operating expenses
Selling expenses	1,005,814	677,951
General and administrative expenses	1,364,137	453,302
Total operating expenses	2,369,951	1,131,253
Income from operations	9,775,660	5,795,044

Other income (expenses)
Interest income	22,146	7,310
Interest expense	(48,561)	(67,514)
Others	2,071	3,981
	(24,344)	(56,223)
Income before income tax expense and noncontrolling interest	9,751,316	5,738,821

Income tax expense	2,144,147	1,178,356
Net income	7,607,169	4,560,465
Less: net income attributable to noncontrolling interest	566,246	-
Net income attributable to China Power’s common stockholders	$7,040,923	$4,560,465

Comprehensive income:
Net income	$7,607,169	$4,560,465
Foreign currency translation adjustment	570,546	4,161
Comprehensive income	8,178,115	4,564,626
Less: comprehensive income attributable to noncontrolling interest	(568,053)	-
Comprehensive income attributable China Power’s common stockholders	$7,610,062	$4,564,626

Basic and diluted earnings per share	$0.64	$0.50
Weighted average common shares outstanding - basic and diluted	10,925,960	9,200,000

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$7,607,169	$4,560,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	509,328	98,676
Change in operating assets and liabilities:
Accounts receivable	(5,164,309)	2,486,710
Inventories	(390,149)	1,622,387
Prepayments and other receivables	(450,151)	(245,736)
Accounts payable	1,798,625	(654,307)
Deferred tax	111,286	-
Accrued expenses and other payables	523,868	(176,223)
Income tax payable	548,590	182,908
Net cash provided by operating activities	3,823,949	7,874,880

Cash flows from investing activities
Purchase of property, plant and equipment	(1,535)	(19,540)
Net cash used in investing activities	(1,535)	(19,540)

Cash flows from financing activities
Dividends paid	-	(8,630,740)
Net cash used in financing activities	-	(8,630,740)
Effect of foreign currency exchange rate net changes in cash and cash equivalents	186,657	993
Net changes in cash and cash equivalents	4,009,071	(774,407)
Cash and cash equivalents, beginning of period	18,777,744	6,124,516
Cash and cash equivalents, end of period	$22,786,815	$5,350,109

Cash paid during the period for:
Interest paid	$48,561	$67,514
Income tax paid	$1,681,226	$995,449

See notes to the consolidated financial statements

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

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

On June 1, 2010, China Power completed a reverse acquisition transaction through a share exchange with China Niceview whereby China Power issued 36,800,000 new shares (9,200,000 as adjusted to reflect two subsequent reverse stock splits), representing 92% of its issued and outstanding shares on a fully-diluted basis immediately after the consummation of the reverse acquisition, to acquire 100% of the issued and outstanding shares of China Niceview. As a condition precedent to the consummation of the reverse acquisition, Ms. Sha Chen, the sole director and officer of the Company before the reverse acquisition, cancelled 4,898,750 (1,244,688 as adjusted to reflect two subsequent reverse stock splits), shares of China Power’s common stock owned by her. As a result of the reverse acquisition, China Niceview became China Power’s wholly- owned subsidiary, and Wise Winning Limited (“Wise Winning”), the former sole stockholder of China Niceview, became China Power’s controlling stockholder. The share exchange transaction with China Niceview was treated as a reverse acquisition, with China Niceview as the accounting acquirer and China Power as the acquired party. All the statements prior to June 1, 2010 were solely for Desheng Boiler and Desheng Installation.

On June 16, 2010, the Company completed a private placement transaction with a group of investors (the “investors”), in which the Company issued to the investors an aggregate of 3,703,704 (925,928 as adjusted to reflect two subsequent reverse stock splits), shares of its common stock for an aggregate purchase price of approximately US$10 million, or US$2.70 per share ($10.80 per share as adjusted to reflect two subsequent reverse stock splits). The net proceeds after deducting offering cost amounted to approximately US$9.5 million.

China Niceview was incorporated as a limited liability company on April 19, 2010, in British Virgin Islands (“BVI”), with registered capital of US$50,000.

Hong Kong Niceview was incorporated as a limited liability company on April 27, 2010, in Hong Kong, with registered capital of HK$10,000.

Kaifeng Niceview, a wholly-owned subsidiary of Hong Kong Niceview, was incorporated as a limited liability company on May 11, 2010 in Kaifeng city, Henan province, PRC, with registered capital of US$10,600,000.

Desheng Boiler was incorporated in Kaifeng city, Henan province, People’s Republic of China (“PRC”) on April 28, 1997 with registered capital of Renminbi (“RMB”) 13,911,600. Desheng Boiler is engaged in manufacturing, sales and post-sale service of boilers, pressure containers and chemical industry equipments. The registered capital of Desheng Boiler was increased to RMB25,341,600 on May 24, 2004.

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

On July 1, 2010, Desheng Installation entered into an acquisition agreement (the “Acquisition Agreement”) with Mr. Shisen Zhang, one of the original owners of Fuyuan Installation. According to the Acquisition Agreement, Desheng Installation acquired 60% of the equity interests of Fuyuan Installation for cash consideration RMB63,000,000 (US$9.3 million).

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

Reorganization

On May 19, 2010, China Niceview and Mr. Shiyong Fan, the sole stockholder of Hong Kong Niceview, entered into a share transfer agreement, pursuant to which Mr. Shiyong Fan transferred all his shares in Hong Kong Niceview to China Niceview, resulting in Hong Kong Niceview becoming a wholly-owned subsidiary of China Niceview.

Kaifeng Nice View entered into a loan agreement with Mr. Shiyong Fan to borrow approximately RMB35 million (approximately $5.2 million) from Mr. Shiyong Fan. The term of the loan was one year with no interest. Using the proceeds of the loan, Kaifeng Nice View acquired a 100% controlling interest in Desheng Boiler and Desheng Installation. The loan was cancelled pursuant to a loan cancellation agreement between Kaifeng Nice View and Mr. Shiyong Fan on May 28, 2010, resulting in the increase in additional paid-in capital of Kaifeng Nice View. According to the PRC taxation law, such waived liability from stockholder is deemed as income of the entity and subject to the PRC income tax. As a result, Kaifeng Nice View accrued the income tax payable at the applicable tax rate of 25%, and such tax liability was charged against additional paid-in capital, amounting to approximately RMB8.8 million (approximately US$1.3 million) accordingly.

On May 17, 2010, pursuant to various share transfer agreements signed between Kaifeng Nice View and Mr. Honghai Zhang, who wholly controls Desheng Boiler and Desheng Installation directly and indirectly, Mr. Honghai Zhang transferred all his controlling interests in Desheng Boiler and Desheng Installation to Kaifeng Nice view, resulting in Desheng Boiler and Desheng Installation becoming the wholly-owned subsidiaries of Kaifeng Nice View.

On May 6, 2010, Mr. Shiyong Fan granted Mr. Honghai Zhang an option to acquire all controlling interest in Wise Winning (the “Option Agreement”). The option will be exercisable by Mr. Honghai Zhang in the five-year period commencing on the date that is six months after the date on which a resale registration statement for the Company’s shares issued to the investors in the Company’s June 2010 private placement is declared effective by U.S. Securities and Exchange Commission (the “SEC”).

Before and after this reorganization, Mr. Honghai Zhang continued to serve as chairman and chief executive officer of Desheng Boiler and chairman of Desheng Installation (Desheng Boiler and Desheng Installation, together, the “Operating Subsidiaries”) and, together with other management of the Company, continued to direct both the day-to-day operating and management of the Operating Subsidiaries, as well as their strategic direction. At the time the parties entered into the Option Agreement, it was expected that Mr. Honghai Zhang would exercise the option and regain the ownership of the Company in accordance with the Option Agreement. Furthermore, under the Option Agreement, without Mr. Honghai Zhang’s prior consent, Mr. Shiyong Fan may not increase the number of authorized shares of capital stock of, or cause a change in control of, Wise Winning or any direct or indirect subsidiary or affiliate of Wise Winning. The reorganization plan effectively resulted in Mr. Honghai Zhang continuing to bear the residual risks and rewards related to the Operating Subsidiaries. Because of the reasons described above, the Company is substantively controlled by Mr. Honghai Zhang, and the Company continued to consolidate the Operating Subsidiaries during the reorganization. The reorganization transaction is considered as a transaction between the parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries.

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

Make good escrow agreement

In connection with the private placement transaction which is described in “Principle activities”, the Company also entered into a make good escrow agreement with Mr. Honghai Zhang, the investors, the lead investor and Escrow, LLC, as escrow agent, pursuant to which the parties agreed to the establishment of an escrow account into which Mr. Honghai Zhang delivered certificates evidencing 1,250,000 shares of common stock, to be held for the benefit of the investors in the event that the Company do not meet certain financial performance thresholds for fiscal years 2010 and/or 2011. Under the make good escrow agreement, Mr. Honghai Zhang agreed that if (i) the Company’s earnings per share for 2010 was less than $2.00 per share or (ii) the Company’s earnings per share for 2011 is less than $2.80 per share, he would transfer to the investors, on a pro rata basis and within ten business days after the filing of the annual report on Form 10-K for the respective fiscal year, an aggregate number of shares equal to (1) $10,000,000/(actual 2010 earnings per share*5.36) - 925,928, for 2010, or (2) $10,000,000/(actual 2011 earnings per share*3.80) - 925,928, for 2011. If the earnings per share for 2010 was not less than $2.00 per share, then one-half of the shares held in escrow shall be released back to Mr. Honghai Zhang, and if the earnings per share for 2011 is no less than $2.80 per share for 2011, then the remaining half of the shares held in escrow shall be released to Mr. Honghai Zhang. The earnings per share thresholds and the relevant components of the make good formula are to be calculated on a fully diluted basis and include adjustments for any stock splits, stock combinations, stock dividends or similar transactions. If the number of shares of common stock required to be delivered to the investors by Mr. Honghai Zhang exceeds 1,250,000, then Mr. Honghai Zhang shall be required to promptly deposit into escrow an additional 750,000 shares of common stock.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change in reporting entity and basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United Sates of America. (“U.S. GAAP”).

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

The consolidated interim financial information as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included, The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reverse stock splits

Effective November 23, 2010 and January 14, 2011, each two shares of then issued and outstanding common stock were reverse stock split into one share of common stock. These two reverse stock splits affected only issued and outstanding shares. The effects of the reverse stock splits were applied retroactively to the consolidated financial statements, as if the reverse stock splits were completed at the beginning of the periods presented. As such, the total number of the common stock shares outstanding as of December 31, 2010 was 10,925,960 shares.

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
(Unaudited)

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

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No accounts receivable balance was written off for the three months ended March 31, 2011 and 2010, respectively.

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

Other than those acquired in a business combination, property, plant and equipment are stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

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
(Unaudited)

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of March 31, 2011 and December 31, 2010.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

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
(Unaudited)

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Group’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$101,244 and US$409,067 for the three months ended March 31, 2011 and 2010 respectively were recorded in the general and administrative expenses and cost of goods sold .

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to nil and US$1,989 for the three months ended March 31, 2011and 2010 respectively were recorded in the selling expenses.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care and other welfare benefits are provided to employees. Chinese labor regulations require that the Group makes contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were US$422,140 and US$182,282 for the three months ended March 31, 2011 and 2010, respectively.

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

The Group follows ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of March 31, 2011 and December 31, 2010.

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
(Unaudited)

(v)	Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260. Basic earnings per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The Group did not have potential dilution on the earning per share for the three months ended March 31, 2011 and 2010.

(w)	Segment reporting

The management has determined that the Group, as defined by ASC Topic 280-10, has two operating segments, for sales of products and for providing the installation, technology and information consulting services.

As the Group generates all of its revenues from customers in the PRC, no geographical segments are presented.

(x)	Fair value measurements

Financial instruments include cash and cash equivalents, accounts receivable, prepayments and other receivables, short-term loans, accounts payable and other payables. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820-10, on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(y)	Recently issued accounting standards

In 1st quarter of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which are not expected to have a material impact on the consolidated financial statements upon adoption.

(z)	Concentration of risks

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

Concentration of credit risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable. As of March 31, 2011 and December 31, 2010, all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers

There are no revenues from any customers which individually represent greater than 10% of the total revenues for three months ended March 31, 2011 and year ended 2010.

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

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Tianjin Seamless Pipe Factory Zhengzhou office Industry Co., Ltd.	16%	<10%

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

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Accounts receivable	$27,984,266	$22,590,682
Less: allowance for doubtful accounts	(329,181)	(326,109)
	$27,655,085	$22,264,573

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

The Group had a thorough review of the status of the accounts receivable and $329,181 and US$326,109 of allowance was provided for doubtful accounts as of March 31, 2011 and December 31, 2010, respectively.

4.	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$2,704,141	$3,193,148
Work in process	3,866,086	4,264,638
Finished goods	2,464,614	1,105,002
	$9,034,841	$8,562,788

5.	AMOUNT DUE FROM NONCONTROLLING STOCKHOLDER

The amounts due from noncontrolling stockholder represented the prepayment to Mr. Shisen Zhang, the noncontrolling stockholder of Shandong Fuyuan, for the purpose of project advance. The balance was fully settled in May 2011.

6.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Prepayments to suppliers	$635,794	$483,244
Prepayment for equipment	1,337,228	1,487,625
Prepayment for service fee	888,572	708,832
Other receivables	219,176	330,746
	$3,080,770	$3,010,447

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Buildings and improvements	$4,535,939	$4,493,611
Machinery	3,891,459	3,690,731
Office equipment and furnishings	300,893	293,789
Motor vehicles	396,684	397,338
Construction in progress	1,488,990	1,475,095
	10,613,965	10,350,564
Less: accumulated depreciation	(6,035,205)	(5,888,678)
	$4,578,760	$4,461,886

The Group recorded depreciation expenses of US$142,079 and US$75,062 for the three months ended March 31, 2011 and 2010, respectively.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

Certain buildings with an aggregate carrying value of US$1,460,654 and US$1,447,023 were pledged as collateral for bank loans as of March 31, 2011 and December 31, 2010 respectively.

8.	LAND USE RIGHTS, NET

The following balances represented the land use rights of the Group as of the period ends presented:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Land use rights	$4,942,737	$4,901,540
Less: accumulated amortization	(524,328)	(499,759)
	$4,418,409	$4,401,781

Land use rights represent cost of the land use rights in respect of land located in the PRC. The Group recorded amortization expenses of US$24,569 and US$23,614 for the three months ended March 31, 2011 and 2010, respectively.

All the land use rights were pledged as collateral for bank loans as of March 31, 2011 and December 31, 2010, respectively.

9.	INTANGIBLE ASSETS

Intangible assets represent the licenses for boiler, and pressure pipe installation, which were acquired in the business combination with Fuyuan Installation on July 1, 2010, are amortized using straight-line method over their estimated useful life of five years.

Intangible assets consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
License for boiler installation	$5,554,572	$5,502,737
License for pressure pipe installation	1,320,895	1,308,570
Unfinished contracts	-	335,685
	6,875,467	7,146,992
Less: accumulated amortization	(1,031,320)	(1,016,816)

	$5,844,147	$6,130,176

Total amortization expenses were US$342,680 and nil for the three months ended March 31, 2011 and 2010. As of March 31, 2011 license for boiler installation and pressure pipe installation has a remaining useful life of four years and three months, and will be amortized at US$1,028,040 in 2011, US$1,370,720 in each year from 2012 to 2014, and US$703,947 in 2015, respectively.

10.	LONG-TERM INVESTMENT

According to a share purchase agreement entered into by and between Kaifeng Cigarettes Sales Company (“Kaifeng Cigarettes”) and Desheng Boiler dated December 31, 2005, Desheng Boiler purchased 0.4% of the equity interests of Kaifeng Municipal Commercial Bank from Kaifeng Cigarettes for consideration of RMB5,000,000, or approximately US$763,347, which accounted for 0.4% of the total registered capital of the bank. No dividends were received by Desheng Boiler from Kaifeng Municipal Commercial Bank during the three months ended March 31, 2011. No event or change in circumstance indicates that its carrying amount of the long-term investment is not recoverable, and no impairment was recognized during the three months ended March 31, 2011 and 2010, respectively.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

11.	SHORT-TERM LOANS

Short-term loans consist of the following:

	March 31, 2011(unaudited)			December 31, 2010
	Interest	Maturity		Interest
Lender	rate	date	Balance	rate	Maturity date	Balance
Shanghai Pudong Development Bank	5.84%	July 19, 2011	$3,053,388	5.84%	July 19, 2011	$3,024,895
Total			$3,053,388			$3,024,895

All short-term loans were denominated in RMB for working capital purposes and were secured by buildings and land use rights, with weighted average balances of US$3,053,388 and US$4,616,485, and weighted average interest rates of 5.840% and 5.769% for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes the unused lines of credit:

	March 31, 2011 (unaudited)				December 31, 2010
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility

Shanghai Pudong Development Bank	Aug 12, 2008	Aug 11, 2011	$4,580,083	$1,526,695	Aug 12, 2008	Aug 11, 2011	$4,537,342	$1,512,447

The above lines of credit were secured by buildings and land use rights and may be used for working capital and general corporate purposes. The unused credit facilities can be drawn upon demand if the Group complies with the underlying undertakings, that is pre-approval by lender regarding liquidation, bankruptcy, merger, split-up, restructuring, or disposal of material assets, or changes in shareholding structure.

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Advance from customers	$1,214,074	$2,505,306
Payroll and welfare payable	943,493	715,277
VAT payable	366,971	62,825
Other taxes payable	577,255	436,655
Accrued expenses	40,940	56,509
Other payables	1,611,832	1,670,538
	$4,754,565	$5,447,110

The other payables mainly represent the amounts due to project managers for the purpose of boiler and pressure pipe installation, which will be settled when the projects are completed.

13.	RESTRICTED NET ASSETS

As described in Note 2(n), the net income of the Group is distributable only after sufficient appropriation of reserves. Amounts restricted to transfer funds to the stockholder through loans, advances, or dividends, include paid-in capital, additional paid-in capital and reserve funds of the Group as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$21,052,357 and US$21,052,357 as of March 31, 2011 and December 31, 2010 respectively. Therefore in accordance with Rules 504 and 4.08(e)(3) of Regulation S-X, the condensed parent company only financial statements are disclosed in Note 18.

14.	REVENUES

Top ten customer aggregate sales and sales percentages for the periods presented are as follows:

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Aggregated top 10 customer sales amount	$7,728,221	$6,535,930
Percent of total sales amount	22%	32%

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

15.	TAXATION

The Company and its’ subsidiaries each files their taxes individually.

1)	VAT

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

United States

China Power is subject to United States tax at a tax rate of 34%. In the three months ended March 31, 2011 and 2010, the Company did not provide for U.S. income taxes on foreign subsidiary’s undistributed earnings as they will be permanently reinvested in foreign operations

BVI

China Niceview is incorporated in BVI and is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for China Niceview is 0%.

Hong Kong

Hong Kong Niceview was incorporated in the Hong Kong, and under the current laws of Hong Kong, is subject to Hong Kong income tax at a tax rate of 16.5%. In the three months ended March 31, 2011 and 2010, the Hong Kong Niceview did not provide for Hong Kong income taxes on the PRC subsidiary’s undistributed earnings as they will be permanently reinvested in the PRC operations.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on the taxable income. The statutory tax rate is 25%.

Desheng Boiler was qualified as New and High-Tech Enterprise ("NHTE") before and after the EIT Law and therefore it enjoyed a preferential tax rate of 15% in calendar years of 2010 and 2011.

Kaifeng Nice View and Desheng Installation and Fuyuan Installation were subject to the statutory tax rate of 25% in calendar years of 2010 and 2011.

The following table reconciles the Group’s effective tax for the periods presented:

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Expected enterprise income tax at statutory tax rate	$2,437,870	$7,340,180
Effect of preferential tax rate	(302,213)	(1,045,712)
Expenses non-deductable for tax purpose	-	54,354
Additional deductable expenses	-	(22,128)
Others	8,490	(7,472)
Effective enterprise income tax	$2,144,147	$6,319,222

The significant components of income tax expense are as follows:

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Current tax expenses	$2,215,654	$1,178,356
Deferred tax benefits	(71,507)	-
Income tax expenses	$2,144,147	$1,178,356

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Effect of deductible temporary differences on bad debt allowance	$82,295	$56,069
Effect of taxable temporary differences between assigned value of licenses for boiler installation and pressure pipe installation and their tax base in a business combination	$1,461,037	$1,532,544

16.	COMMITMENTS AND CONTINGENCIES

The Group did not have any significant capital or lease commitments as of March 31, 2011 and December 31, 2010.

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not record any contingencies as of March 31, 2011 and December 31, 2010.

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

17.	SEGMENT REPORTING

The management has determined that the Group, as defined by ASC 280-10, “Segment Reporting”, has two operating segments, for sales of boiler and for providing installation and other boiler related services and their financial summary is as follows:

			Installation and other boiler related
	Boiler manufacture		services		Total

	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,

	2011	2010	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$16,533,509	$13,492,866	$18,080,842	$7,069,128	$34,614,351	$20,561,994
Cost of goods sold	12,142,267	9,902,710	10,326,473	3,732,987	22,468,740	13,635,697
Operating expenses	1,334,998	978,723	1,034,953	152,530	2,369,951	1,131,253
Income tax expense	453,319	383,009	1,690,828	795,347	2,144,147	1,178,356
Segment profit	2,568,807	2,174,431	5,038,362	2,386,034	7,607,169	4,560,465
Expenditure for segment assets	1,535	19,540	-	-	1,535	19,540
Segment assets	$36,532,907	$23,286,087	$41,029,265	$8,069,845	$77,562,172	$31,355,932

18.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

       Condensed balance sheets

	March 31	December31,
	2011	2010
	(Unaudited)
ASSETS
Investment in China Niceview	$56,413,134	$48,803,072
	56,413,134	48,803,072

LIABILITIES AND EQUITY
Stockholders' equity
Common stock (US$0.001 par value, 100,000,000 and 190,000,000 shares authorized, 10,925,960 shares outstanding as of March 31, 2011 and December 31, 2010, respectively)	10,926	10,926
Additional paid-in capital	17,045,055	17,045,055
Unappropriated retain earnings	39,357,153	31,747,091
Total stockholders’ equity	56,413,134	48,803,072

	$56,413,134	$48,803,072

Condensed statements of income

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating income
Equity in profit of China Niceview	$7,610,062	$5,746,315
Net income	$7, 610,062	$5,746,315

CHINA POWER TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)
(Unaudited)

Condensed cash flow statements

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$7,610,062	$5,746,315
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of China Niceview	(7,610,062)	(5,746,315)

Net cash provided by operating activities	-	-
Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Basis of Presentation

The parent company only condensed financial statements have been provided pursuant to the requirements of Rule 12-04(a), 5-04(c) and 4-08(e)(3) of Regulation S-X, which require condensed financial statements as to the financial position, changes in financial position and results of operations of a parent company as if the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of the consolidated and unconsolidated subsidiaries (including variable interest entities) together exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of March 31, 2011, US$21,052,357 of the restricted net assets was not available for distribution, and as such, the condensed financial statements of the Company have been presented for March 31, 2011 and December 31, 2010, and the three months ended March 31, 2011 and 2010.

For the presentation of the parent company only condensed financial information, the Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 313. Such investment is presented on the balance sheets as “Investment in China Niceview” and 100% of the subsidiary profit or loss as “Equity in profit of China Niceview” on the statements of income.

19.	EARNINGS PER SHARE

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net income attributable to China Power’s common stockholders	$7,040,923	$4,560,465
Basic and diluted earnings per share	$0.64	$0.50
Weighted average common shares outstanding- basic and diluted	10,925,960	9,200,000

20.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Use of Defined Terms

Except as otherwise indicated by the context, references to:

• “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Power and its consolidated subsidiaries, China Niceview, Hong Kong Niceview, Kaifeng Nice View, Desheng Boiler, Desheng Installation and Fuyuan Installation, but do not include the stockholders of China Power; • “BVI” are to the British Virgin Islands;

• “CAGR” are to compound annual growth rate;
• “China Niceview” are to China Niceview Power Technology Limited, a BVI company;
• “China Power” are to China Power Technology, Inc., a Nevada corporation;
• “Desheng Boiler” are to Henan Kaifeng Desheng Boiler Co., Ltd., a PRC company;
• “Desheng Installation” are to Henan Desheng Boiler Installation Co., Ltd., a PRC company;
• “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
• “Fuyuan Installation” are to Shandong Fuyuan Equipment Installation Co., Ltd., a PRC company;
• “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
• “Hong Kong Niceview” are to Hong Kong Niceview Power Technology Co., Limited, a Hong Kong company;
• “Kaifeng Nice View” are to Kaifeng Nice View Power Technology Co., Ltd., a PRC company;
• “PRC” and “China” are to the People’s Republic of China;
• “Renminbi” and “RMB” are to the legal currency of China;
• “SEC” are to the Securities and Exchange Commission;
• “Securities Act” are to the Securities Act of 1933, as amended; and
• “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear throughout this Quarterly Report and include statements regarding the intent, belief or expectations of the Company and our directors or officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not historical facts or guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and other risks mentioned in this Quarterly Report or in our other reports filed with the SEC.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with GAAP. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three month periods ended March 31, 2011 and 2010.

Overview

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

Our manufacturing business consists of the design, development, manufacture and sale of CFB industrial boilers. Our product range, which consists of 143 models in 12 series with steam capacity ranging from 4 tons/hour to 75 tons/hour, is sufficiently broad to meet most industrial needs for heat or steam generation and to accommodate most choices of fuel. In 2010, we sold boilers with a total steam capacity of 4,861 tons/hour, compared with 4,023 tons/hour in 2009. We operate our industrial boiler manufacturing business through our subsidiary Desheng Boiler. Desheng Boiler has more than 50 years of operating history. Its operations can be traced back to Kaifeng Boiler Factory, which jointly designed and developed China’s first generation CFB boilers with the Chinese Academy of Sciences in 1987. Over the years, we have successfully established a well known brand name, Kai Guo ( ).

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

Our principal business office is located in China at No. 12 Gongyuan Road, Kaifeng City, Henan Province 475002. The telephone number at our executive offices is (86) 378 299 6222. We maintain a website at www.chinapowerti.com that contains information about our Company, but that information is neither part of this report nor incorporated herein by reference.

As of March 31, 2011, we had 1,510 employees. Our facilities occupy an area of 75,185 square meters.

Recent developments

As previously disclosed, on May 9, 2011, the Company’s board of directors appointed Marcum Bernstein & Pinchuk LLP (“MarcumBP”) as its independent registered public accounting firm for the fiscal year ending December 31, 2011. The Company’s previous independent registered public accounting firm, Bernstein & Pinchuk (“B&P”), entered into a joint venture agreement with MarcumBP in a transaction pursuant to which, effective April 18, 2011, B&P merged its China operations into MarcumBP and certain of the professional staff of B&P joined MarcumBP. Accordingly, as of April 18, 2011, B&P resigned as the Company’s independent registered public accounting firm.

First Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2010:

  Sales Revenue: Sales revenue increased $14.0 million, or 68.3%, to $34.6 million for the first quarter of 2011 from $20.6 million for the same period of last year.

  Gross Profit: Gross profit of $12.1 million represented 35.1% of sales revenue for the first quarter of 2011, compared with gross profit of $6.9 million that represented 33.7% of sales revenue for the same period in 2010.

  Net Income attributable to China Power’s common stockholders: Net income attributed to our stockholders increased $2.5 million, or 54.4%, to $7.0 million for the first quarter of 2011, from $4.6 million for the same period of last year.

  Basic and diluted net income per share: Basic and diluted net income per share was $0.64 for the first quarter of 2011, compared with $0.50 for the same period last year.

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

	Three Months Ended March 31,
	2011	2010
Manufacturing	$16,533,509	$13,492,866
Installation and Services	18,080,842	7,069,128

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

The table below sets forth, for the periods indicated, the cost of goods sold in our two business segments:

	Three Months Ended March 31,
	2011	2010
Manufacturing	$12,142,267	$9,902,710
Installation and Services	10,326,473	3,732,987

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

The table below sets forth, for the periods indicated, gross profit in our two business segments:

	Three Months Ended March 31,
	2011	2010
Manufacturing	$4,391,243	$3,590,156
Installation and Services	7,754,368	3,336,141

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

Taxation

China Power is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Power had no U.S. taxable income for the first quarters of 2011 and 2010.

China Niceview was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

Hong Kong Niceview was incorporated in Hong Kong, and under the current laws of Hong Kong, is subject to Hong Kong profits tax, assessed on Hong Kong-sourced profits only, at a tax rate of 16.5% .

Desheng Boiler was certified as a New and High-Tech Enterprise and was subject to enterprise income tax at a preferential tax rate of 15% for the three months ended March 31, 2011 and 2010. Desheng Installation and Fuyuan Installation were each subject to enterprise income tax at a rate of 25%. See Item 1 “Business—PRC Government Regulations—Taxation” for more information regarding the EIT Law and its implementation.

Results of Operations

Comparison of three months ended March 31, 2011 and March 31, 2010

	Three Months Ended
	March 31,
	(unaudited)

	2011	2010	$ Change	%Change
	(In thousands, except percentages)

Statement of Operations data
Revenues	$34,614	20,562	14,052	68.3%
Cost of goods sold	22,469	13,636	8,833	64.8%

Gross profit	12,145	6,926	5,219	75.4%
Operating expenses
Selling expenses	1,006	678	328	48.4%
General and administrative expenses	1,364	453	911	200.9%

Total operating expenses	2,370	1,131	1,239	109.5%
Income from operations	9,775	5,795	3,980	68.7
				%
Interest income	22	7	15	214.3%
Interest expenses	(48)	(68)	20	(29.4	) %
Others	2	4	2	(50.0)
Other expenses	(24)	(57)	37	(64.9)

Income before income tax expense and noncontrolling interest	9,751	5,738	4,013	69.9%
Income taxes	2,144	1,178	966	82.0%
Net income before noncontrolling interest	7,607	4,560	3,047	66.8%
Net income attributable to noncontrolling interest	566	-	566	N/A %

Net income attributable to China Power’s common stockholders	$7,041	4,560	2,481	54.4%

Revenues. Revenues increased $14.0 million, or 68.3%, to $34.6 million in the three months ended March 31, 2011 from $20.6 million in the same period of 2010. The increase was mainly due to two factors. First, our scale of operations increased after the acquisition of Fuyuan Installation during the third quarter of 2010. Second, our sales activities increased partly as a result of more stringent environmental control by local governments.

As a result of the foregoing, our revenues from the manufacturing business increased by $3.0 million, or 22.5%, to $16.5 million in the three months ended March 31, 2011 from $13.5 million in the same period of 2010. We sold boilers with a total capacity of 1,567 steam tons in the three months ended March 31, 2011, as compared to 1,268 steam tons in the same period of 2010. The average size of the boilers sold in first quarter of 2011 was relatively smaller compared with the same period of 2010. However, we raised our boiler selling prices to partially shift the increase of raw material prices to customers. Therefore, the average selling price per steam ton remained stable, which was $10,551 and $10,641 in the first quarter of 2011 and 2010, respectively. Revenues from the installation and services business increased by $11.0 million, or 155.8%, to $18.1 million in the first quarter of 2011 from $7.1 million in the first quarter of 2010. The significant increase was mainly due to the consolidation of $6.6 million in revenues from Fuyuan Installation in the first quarter of 2011.

Cost of Goods Sold. Our cost of goods sold increased $8.9 million, or 64.8%, to $22.5 million in the three months ended March 31, 2011 from $13.6 million in the same period of 2010. This increase was mainly due to an increase in the total capacity of boilers produced. As a percentage of revenues, cost of goods sold decreased from 66.3% in the first quarter of 2010 to 64.9% in the first quarter of 2011. For the manufacturing business, certain types of steel plates and steel pipes had higher average prices compared to 2010. Cost of goods sold as a percentage of revenues for the installation and services business increased slightly to 57.1% for the first quarter of 2011 from 52.8% in the first quarter of 2010. The slight increase was mainly due to the consolidation of the operating results of Fuyuan Installation, which had a higher cost of goods sold as a percentage of revenues at 59.7%, compared with that of Desheng Installation at 55.0% .

Gross Profit. As a result of the foregoing, our gross profit increased $5.2 million, or 75.4%, to $12.1 million during the three months ended March 31, 2011 from $6.9 million in the same period of 2010. Gross profit margin was 35.1% in the first quarter of 2011 as compared to 33.7% in the first quarter of 2010. Gross profit margin increased because our cost of goods sold did not increase as fast as our revenues.

Selling Expenses. Our selling expenses increased $0.3 million, or 48.4%, to $1.0 million during the three months ended March 31, 2011, from $0.7 million in the same period of 2010. Because sales commission is the single largest selling expense item, the increase in the revenues in the first quarter of 2011 had a corresponding impact on the increase in selling expenses as a whole. As a percentage of revenues, selling expenses in the first quarter of 2011 decreased to 2.9%, as compared to 3.3% in the same period in 2010. The decrease was mainly because we implemented effective cost control measures, including stricter approval procedures, on other selling expenses, which caused our selling expenses to increase at a slower rate compared to our revenue.

General and Administrative Expenses. Our general and administrative expenses increased $0.9 million, or 200.9%, to $1.4 million during the three months ended March 31, 2011 from $0.5 million in the same period of 2010. As a percentage of revenues, general and administrative expenses in the first quarter of 2011 increased to 3.9%, as compared to 2.2% in the same period in 2010. The significant increase was due to the amortization of intangible assets derived from acquisition of Fuyuan Installation. In addition, in order to meet the SEC reporting requirements as a public company, we hired more management staff and our salary expenses increased accordingly in 2010.

Income Before Income Tax Expense and Noncontrolling Interest. Income before income tax expense and noncontrolling interest increased $4.1 million, or 69.9%, to $9.8 million in the three months ended March 31, 2011 from $5.7 million in the same period of 2010. Income before income tax expense and noncontrolling interest as a percentage of our revenues increased to 28.2% in the three months ended March 31, 2011, as compared to 27.9% in the same period in 2010, as a result of the factors described above.

Income Tax Expense. Our income tax expense increased by $1.0 million, or 82.0%, to $2.1 million in the three months ended March 31, 2011 from $1.2 million in the same period of 2010. The increase of income tax expense was mainly due to the increased income before income tax expense as a result of the expansion of our business. The effective tax rate for the three months ended ,March 31, 2011 was 22.0% while that for the same period of 2010 was 20.5% . The applicable income tax rate for our installation and services business was 25% while that for our manufacturing business was 15% in both years. As the percentage of our installation revenue against total revenue increased in the first quarter of 2011, the effective tax rate increased.

Net income attributable to China Power’s common stockholders. Our net income attributable to common stockholders increased $2.5 million, or 54.4%, to $7.0 million in the three months ended March 31, 2011 from $4.6 million in the same period of 2010 as result of the above factors.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of March 31, 2011, we had cash and cash equivalents of $22.8 million. We anticipate that cash generated from our operations and borrowing capacity under our lines of credit will be sufficient to satisfy our obligations. The following table sets forth a summary of our cash flows for the periods indicated:

	Three months Ended March 31,
	2011	2010
	(Unaudited; in thousands)

Net cash provided by operating activities	3,824	7,875
Net cash provided by (used in) investing activities	(2)	(20)
Net cash provided by (used in) financing activities	-	(8,631)
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	187	1
Net changes in cash and cash equivalents	4,009	(775)
Cash and cash equivalents at the beginning of period	18,778	6,125
Cash and cash equivalents at the end of period	22,787	5,350

Operating Activities

Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2011, as compared to $7.9 million in net cash provided by operating activities for the same period in 2010. The decrease was mainly attributable to the combined results of two factors from contrary directions. i) The increase in net income in the three months ended March 31, 2011 compared the same period of 2010. ii) We received more sales proceeds of prior period in the first three months ended March 31, 2010 which was also reflected by the sharp decrease in accounts receivable during this period.

Investing Activities

Net cash used in investing activities was $0.002 million for the three months ended March 31, 2011, as compared to $0.02 million in net cash used in investing activities for the same period in 2010.

Financing Activities

Net cash used in financing activities was nil for the three months ended March 31, 2011, as compared to $8.6 million used in financing activities for the same period in 2010. The net cash used in the three months ended March 31, 2010 was the dividend distribution while we did not distribute any dividends in the same period of 2011.

Obligations Under Material Contracts

Short Term Loans

The following table sets forth our material contractual obligations as of March 31, 2011:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-term debt obligations	$3,053,388	$3,053,388	$-	$-	$-
Interest expense obligations for outstanding debt	53,251	53,251	-	-	-
Total	$3,106,639	$3,106,639	$-	$-	$-

As of March 31, 2011, we had no material long-term debt obligations.

Lines of Credit

The following table sets forth our outstanding lines of credit as of March 31, 2011.

	March 31, 2011 (Unaudited)
Lender	Starting Date	Maturity Date	Facility Amount	Unused Facility

Shanghai Pudong Development Bank	Aug.12,2008	Aug.11,2011	$4,580,083	$1,526,695

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

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of March 31, 2011.

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

Intangible Assets

Intangible assets represent licenses for boiler and pressure pipe installation. The intangible assets are recognized at their fair values and amortized using straight-line method over their useful lives five years.

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the then fair value of liabilities, totaling $1,660,922, assumed upon the acquisition of Fuyuan Installation. We evaluate the carrying value of goodwill for impairment annually or when a possible impairment is indicated.

Recently issued accounting pronouncements

In the first quarter of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which are not expected to have a material impact on the consolidated financial statements upon adoption.

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and the real estate industry, and continually maintain effective cost controls in operations.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to several types of market risk: changes in foreign currency exchange rates and interest rates. We neither hold nor issue financial instruments for trading purposes nor do we make use of derivative instruments to hedge the risks discussed below. The following sections provide quantitative information on our exposure to market risks. Our use of sensitivity analyses are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in Chinese RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On May 6, 2011, the RMB traded at 6.4872 to the U.S. dollar.

There remains international pressure on the Chinese government to adopt an even more flexible currency policy and the exchange rate of RMB is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are denominated in RMB, and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of the RMB against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our borrowings at March 31, 2011, would decrease income before income tax expense and noncontrolling interest by approximately $7,633 for the three months ended March 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. We implemented several measures to address the material weaknesses that were previously identified by our independent auditors. The remaining material weakness identified and unaddressed was the establishment of an internal audit department. In the first three months of 2011, we set up an internal audit department, which reports to the board of directors directly. The internal audit department will be responsible for performing regular internal audits over financial and other operational functions. With the creation of our internal audit department, all the control weaknesses have been remediated. Based upon the foregoing, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

As mentioned above, in the first three months of 2011, we set up an internal audit department.. Our internal control was further enhanced.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 16, 2011

CHINA POWER TECHNOLOGY, INC.

/s/ S.D. Liu
S.D. Liu
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